Form 10QSB
period 1995-05-31
AIC INTERNATIONAL INC
filed 1996-06-25
CIK 2880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934




For Quarter Ended May 31, 1995                Commission file number  1-7948
                  ------------                                       -------

                            AIC INTERNATIONAL, INC,
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                   11-2192898
                      (I.R.S. Employer Identification No.)

               117 East 57th Street,  Room 21-H New York,  NY 10022
              (Address of principal executive offices - Zip code)

          Issuer's telephone number, including area code (212) 838-3220



     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X     No

     Number of shares of each class of common stock outstanding as of:

                            May 31, 1995 - 4,207,379

                    AIC International, Inc. and Subsidiaries


                           Consolidated Balance Sheets
                       (000's omitted except for share data)




                                                                                          May 31,                      February 28,
                                                                                           1995                              1995
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        (Unaudited)
Assets
Current:
   Cash                                                                                 $    368                         $   569
   Trade receivable, less allowance of $67 and $67 for
      possible losses                                                                      1,703                           1,633
   Merchandise inventories                                                                 4,793                           3,670
   Prepaid expenses and other current assets                                                 916                             322
   Due from related party                                                                     79                              98
- - ------------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                 7,859                           6,292
Property and equipment, at cost less accumulated
   depreciation and amortization                                                              79                              67
Other assets                                                                                  18                              18
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                        $  7,956                         $ 6,377
- - ------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current:
   Bank loans                                                                           $  2,993                         $ 2,219
   Accounts payable - trade                                                                  522                              63
   Due to related party                                                                    1,127                           1,127
   Income taxes payable                                                                      167                             195
   Other taxes                                                                               205                             204
   Liability for product warranties                                                           41                              83
   Accrued expenses and other liabilities                                                    410                             280
- - ------------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                            5,465                           4,171
   Accrued pension costs                                                                     139                             133
- - ------------------------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                    5,604                           4,304
- - ------------------------------------------------------------------------------------------------------------------------------------
Stockholders' equity
   Common stock, $.10 par-shares authorized -
      10,000,000; issued - 4,244,879                                                         424                             424
   Additional paid-in capital                                                              6,720                           6,720
   Deficit                                                                                (6,102)                         (6,280)
   Accumulated translation adjustment                                                      1,422                           1,321
   Treasury stock, at cost - 37,500 shares                                                  (112)                           (112)
- - ------------------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                           2,352                           2,073
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                                        $  7,956                         $ 6,377
- - ------------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                    AIC International, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)
                      (000's omitted except per share data)




Three months ended May 31,                                                                     1995                             1994
- - ------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                    $3,163                           $2,108
- - ------------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                                                            1,986                            1,412

Selling, general and administrative expenses                                                    999                              809
- - ------------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                                                                2,985                            2,221
- - ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                           $   178                         $  (113)
- - ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                                                                     .04                            (.03)
- - ------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares                                                             4,207                            4,207
- - ------------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                    AIC International, Inc. and Subsidiaries

                            Statements of Cash Flows
                                   (Unaudited)
                                  (000's omitted)




Three months ended May 31                                                                      1995                        1994
- - ------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

   Net income (loss)                                                                      $    178                   $   (113)
- - ------------------------------------------------------------------------------------------------------------------------------------
   Adjustments  to  reconcile  net income  (loss) to net cash used in  operating activities:

      Depreciation, amortization                                                                16                         13

      Decrease in provision for possible losses on accounts
        receivable                                                                               -                          1

      Other                                                                                    101                         112

      Decrease (increase) in:

        Trade receivable                                                                       (70)                        (90)

        Merchandise inventories                                                             (1,123)                        (29)

        Due from related party                                                                  19                          21

        Prepaid expenses and other current assets                                             (594)                       (253)

        Other assets                                                                              -                         18

      Increase (decrease) in:

        Accounts payable - trade                                                               459                         192

        Taxes                                                                                   94                         (66)

        Accrued expenses and other liabilities                                                 (27)                         43
- - ------------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                     (1,125)                        (38)
- - ------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                         (947)                       (151)

Cash flows from investing activities:

   Purchase of fixed assets                                                                    (28)                        (16)

Cash flows from financing activities

   Net borrowings from banks                                                                   774                          66
- - ------------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                               (201)                       (101)

Cash, beginning of period                                                                      569                         716
- - ------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                       $    368                     $   615
- - ------------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                    AIC International, Inc. and Subsidiaries

                          Notes to Financial Statements
                                   (Unaudited)




     Note 1. Results for the periods shown are not necessarily indicative of results for the full year.



     Note 2. The data herein reflects all the adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods.



     Note 3. There were no sales of unregistered securities during the quarter ended May 31, 1995.



     Note 4. The financial data are subject to year-end audit. Note disclosures required under generally accepted accounting principles are included in the Company's annual report (Form 10-K) for the fiscal year ended February 28, 1995. Form 10-Q should be read in conjunction with such annual report (Form 10-K).

                    AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations




     Results of Operations: Three months ended May 31, 1995 compared with three months ended May 31, 1994:

     All statements contained herein that are not historical facts, including, but not limited to, statements regarding the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company; competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business and economic conditions; and factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company cautions readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as a result, speak only as of the date made.



Net Sales

     For the three months ended May 31, 1995 the Company's net sales increased by $1,055,000 to $3,163,000 from sales of $2,108,000 for the three months ended May 31, 1994. Sales by the Company's German subsidiary, Soligor GmbH, Foto Optik Video Electronik ("Soligor GmbH"), increased by DM 938,000 for the three months ended May 31, 1995 which, when combined with changes in the exchange rate, resulted in an increase in sales of $1,055,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment.



Cost of Goods Sold

     As a percentage of sales, the Company's cost of goods sold for the three months ended May 31, 1995 and 1994 were 62.8% and 67% of sales, respectively. Cost of goods sold increased from $1,421,000 for the three months ended May 31, 1994 to $1,986,000 for the three months ended May 31, 1995.

                    AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations





Selling, General and Administrative Expenses

     As a percentage of sales, selling, general and administrative ("SG & A") expenses for the three months ended May 31, 1995 and 1994 were 31.6% and 38.4% of sales, respectively. SG & A expenses increased from $809,000 for the three months ended May 31, 1994 to $999,000 for the three months ended May 31, 1995. The decrease in SG & A expenses as a percentage of sales was the result of increased net sales.

                    AIC International, Inc. and Subsidiaries

                                   Signatures





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                             AIC INTERNATIONAL, INC.
                                   Registrant


                           \s\ Stephen Lai
                           -----------------------------
                                   Stephen Lai
                           Chief Financial Officer and
                            Chief Accounting Officer