Form 10QSB
period 1995-08-31
AIC INTERNATIONAL INC
filed 1996-06-25
CIK 2880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934




For Quarter Ended August 31, 1995                Commission file number  1-7948

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


Former name, former address and former fiscal year, if changed since last report.


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[X]   No[ ]

        Number of shares of each class of common stock outstanding as of:

                           August 31, 1995 - 4,207,379

                    AIC International, Inc. and Subsidiaries


                           Consolidated Balance Sheets
                       (000 omitted except for share data)




                                                                                                  August 31,            February 28,
                                                                                                     1995                     1995
- ------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                          (Unaudited)
Current:
   Cash                                                                                             $   323                   $  569
   Trade receivables, less allowances of $99 and $67 for possible losses                              1,888                    1,633
   Merchandise inventories                                                                            4,289                    3,670
   Prepaid expenses and other current assets                                                            389                      322
   Due from related party                                                                                51                       98
- ------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                       6,940                    6,292
Property and equipment, at cost less accumulated depreciation and
   amortization                                                                                          72                       67
Other assets                                                                                             18                       18
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $ 7,030                  $ 6,377
- ------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current:
   Notes and loans payable - banks                                                                  $ 2,640                  $ 2,219
   Accounts payable - trade                                                                              79                       63
   Due to related party                                                                               1,179                    1,127
   Income taxes payable                                                                                 124                      195
   Other taxes                                                                                          250                      204
   Liability for product warranties                                                                      58                       83
   Accrued expenses and other liabilities                                                               596                      280
- ------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                  4,926                    4,171
Accrued pension costs                                                                                   137                      133
- ------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                          5,063                    4,304
- ------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity:
   Common stock, $.10 par - shares authorized, 10,000,000; issued,
      4,244,879                                                                                         424                      424
   Additional paid-in capital                                                                         6,720                    6,720
   Deficit                                                                                          (6,363)                  (6,280)
   Accumulated translation adjustment                                                                 1,298                    1,321
   Treasury stock, at cost - 37,500 shares                                                            (112)                    (112)
- ------------------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                                 1,967                    2,073
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    $ 7,030                  $ 6,377
- ------------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                    AIC International, Inc. and Subsidiaries

                         Consolidated Statements of Loss
                                   (Unaudited)
                       (000 omitted except per share data)




                                                            Six months ended August 31,                Three months ended August 31,
                                                          --------------------------------------------------------------------------
                                                           1995                    1994                  1995                   1994
- -----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                $6,879                  $4,643                $3,716                 $2,535
- ------------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                        4,834                   3,335                 2,848                  1,923

Selling, general and administrative
   expenses                                               2,128                   1,616                 1,129                    806
- ------------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                            6,962                   4,951                 3,977                  2,729
- ------------------------------------------------------------------------------------------------------------------------------------
Net loss                                                   (83)                   (308)                 (261)                  (194)
- ------------------------------------------------------------------------------------------------------------------------------------
Net loss per share                                     $  (.02)                  $(.07)              $  (.06)              $  (.04)
- ------------------------------------------------------------------------------------------------------------------------------------

Weighted average number  of
   shares                                                 4,207                   4,207                 4,207                  4,207
- ------------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                    AIC International, Inc. and Subsidiaries

                            Statements of Cash Flows
                                   (Unaudited)
                                  (000 omitted)


Six months ended August 31,                                                                         1995                       1994
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                                        $(83)                   $ (308)
- ------------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation, amortization                                                                      10                        31
      Increase (decrease) in provision for possible losses on ac-
        counts receivable                                                                             32                         2
      Other                                                                                         (23)                       231
      Decrease (increase) in:
        Trade receivable                                                                           (287)                      (225)
        Merchandise inventories                                                                    (619)                       312
        Due from related party                                                                        47                         -
        Prepaid expenses and other current assets                                                   (67)                       211
        Other assets                                                                                   -                        18
      Increase (decrease) in:
        Accounts payable - trade                                                                      16                         8
        Due to related party                                                                          52                         -
        Taxes                                                                                       (25)                      (259)
        Accrued expenses and other liabilities                                                       295                        58
- ------------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                            (569)                       387
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                (652)                        79
Cash flows from investing activities:
   Purchase of fixed assets                                                                         (15)                      (36)
Cash flows from financing activities
   Net borrowings from (repayments to) bank                                                          421                     (560)
- ------------------------------------------------------------------------------------------------------------------------------------
Net increase (decreased) in cash                                                                   (246)                     (517)
Cash, beginning of period                                                                            569                      716
- ------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                $ 323                    $ 199
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



Note 2. The data herein reflects all the adjustments which, in the opinion of manage- ment, are necessary for a fair statement of the results for the interim periods.



Note 3. There were no sales of unregistered securities during the quarter ended August 31, 1995.



Note 4. The financial data are subject to year-end audit. Note disclosures required under generally accepted accounting principles are included in the Compan- y's annual report (Form 10-K) for the fiscal year ended February 28, 1995. Form 10-Q should be read in conjunction with such annual report (Form 10-
K).

                    AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations




     Results of Operations: Six months ended August 31, 1995 compared with six months ended August 31, 1994:

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



Net Sales

     For the six months ended August 31, 1995, the Company's net sales increased by $2,236,000 to $6,879,000 from sales of $4,643,000 for the six months ended August 31, 1994. Sales by the Company's German subsidiary, Soligor GmbH, Foto Optik Video Electronik ("Soligor GmbH"), increased by DM 2,104,000 which, when combined with changes in the exchange rate, resulted in an increase in sales of $2,236,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products groups, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment. Net sales for the three months ended August 31, 1995, were $3,716,000 as compared to $2,535,000 for the three months ended August 31, 1994, an increase of $1,181,000, or 46.6%. Sales by Soligor GmbH for the three months ended August 31, 1995 increased by DM 1,165,000 which, when combined with changes in the exchange rate, resulted in an increase in sales of $1,181,000 after translation.

                    AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations





Cost of Goods Sold

     As a percentage of sales cost of goods sold was 70.3% for the six months ended August 31, 1995 as compared to 71.8% for the six months ended August 31, 1994.

     For the three months ended August 31, 1995 and 1994, cost of goods sold as a percentage of sales was 76.6% and 75.9% of sales, respectively. The increase in cost of goods sold as a percentage of sales was caused by changes of exchange rates on Japanese Yen and U.S. Dollar.



Selling, General and Administrative Expenses

     For the six months ended August 31, 1995 and 1994, selling, general and administrative expenses ("SG & A") were 30.9% and 34.8% of sales, respectively.

     For the three months ended August 31, 1995 and 1994 SG & A expenses were 30.4% and 31.8% of sales, respectively.

                    AIC International, Inc. and Subsidiaries

                                   Signatures





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                             AIC INTERNATIONAL, INC.
                                   Registrant


                       By: \s\ Stephen Lai
                           ------------------------------
                           Stephen Lai,
                           Chief Financial Officer and
                            Chief Accounting Officer