Form 10QSB
period 1995-11-30
AIC INTERNATIONAL INC
filed 1996-06-25
CIK 2880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934




For Quarter Ended November 30, 1995              Commission file number  1-7948
                  -----------------

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



Former name, former address and former fiscal year, if changes since last report.


     Check  whether  the issuer (1) filed all  reports  required  to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No

        Number of shares of each class of common stock outstanding as of:

                          November 30, 1995 - 4,207,379

                             AIC International, Inc.
                                and Subsidiaries

                           Consolidated Balance Sheets
                       (000 omitted except for share data)



                                                                                             November 30,            February, 28
                                                                                                 1995                     1995
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 (Unaudited)
Assets
Current:
   Cash                                                                                              $   638                  $  569
   Trade receivables, less allowances of $67 and $67 for possible losses                               1,968                   1,633
   Accounts receivable - affiliate                                                                       110                       -
   Merchandise inventories                                                                             3,991                   3,670
   Prepaid expenses and other current assets                                                             425                     322
   Due from related party                                                                               (19)                      98
- ------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                        7,113                   6,292
Property and equipment, at cost less accumulated depreciation and
   amortization                                                                                           69                      67
Other assets                                                                                              18                      18
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $7,200                  $6,377
- ------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current:
   Notes and loans payable - banks                                                                    $2,336                  $2,219
   Accounts payable - trade                                                                              124                      63
   Accounts payable - affiliate                                                                          114                       -
   Due to related party                                                                                1,205                   1,127
   Income taxes payable                                                                                  110                     195
   Other taxes                                                                                           309                     204
   Liability for product warranties                                                                       79                      83
   Accrued expenses and other liabilities                                                                737                     280
- ------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                   5,014                   4,171
Accrued pension costs                                                                                    141                     133
- ------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                           5,155                   4,304
- ------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity:
   Common stock, $.10 par - shares authorized, 10,000,000; issued,
      4,244,879                                                                                          424                     424
   Additional paid-in capital                                                                          6,720                   6,720
   Deficit                                                                                           (6,331)                 (6,280)
   Accumulated translation adjustment                                                                  1,344                   1,321
   Treasury stock, at cost - 37,500 shares                                                             (112)                   (112)
- ------------------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                                  2,045                   2,073
- ------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $7,200                  $6,377
- ------------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                    AIC International, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)
                       (000 omitted except per share data)




                                                    Nine months ended November 30,               Three months ended November 30,
                                           -----------------------------------------------------------------------------------------
                                                           1995                    1994                  1995                  1994
- -----------------------------------------------------------------------------------------------------------------------------------


Net sales                                               $10,927                  $7,830                $4,048                 $3,187
- ------------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                        7,673                   5,475                 2,839                  2,140

Selling, general and administrative
   expenses                                               3,305                   2,575                 1,177                    959
- ------------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                           10,978                   8,050                 4,016                  3,099
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          (51)                   (220)                    32                     88
- ------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                           $    (.01)               $  (.05)               $  (.01)              $  (.02)
- ------------------------------------------------------------------------------------------------------------------------------------

Weighted average number  of
   shares                                                 4,207                   4,207                 4,207                  4,207
- ------------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements

                    AIC International, Inc. and Subsidiaries

                            Statements of Cash Flows
                                   (Unaudited)
                                  (000 omitted)


Nine months ended November 30,                                                                      1995                        1994
- ------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                                        $(51)                      $(220)
- ------------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation, amortization                                                                      18                          38
      Increase (decrease) in provision for possible losses on ac-
        counts receivable                                                                              -                          63
      Other                                                                                           23                         196
      Decrease (increase) in:
        Trade receivable                                                                           (335)                       (870)
        Accounts receivable - affiliate                                                            (110)
        Merchandise inventories                                                                    (321)                         331
        Due from related party                                                                       117                          25
        Prepaid expenses and other current assets                                                  (103)                        (43)
        Other assets                                                                                   -                          18
      Increase (decrease) in:
        Accounts payable - trade                                                                      61                         100
        Accounts payable - affiliate                                                                 114                           -
        Due to related party                                                                          78                          59
        Taxes                                                                                         20                         105
        Accrued expenses and other liabilities                                                       461                          36
- ------------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                               23                          58
- ------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                               (28)                       (162)
Cash flows from investing activities:
   Purchase of fixed assets                                                                         (20)                        (47)
Cash flows from financing activities
   Net borrowings from (repayments to) bank                                                          117                       (343)
- ------------------------------------------------------------------------------------------------------------------------------------
Net increase (decreased) in cash                                                                      69                       (552)
Cash, beginning of period                                                                            569                         716
- ------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                 $638                        164
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



     Note 3. There were no sales of unregistered securities during the quarter ended November 30, 1995.



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

                    AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations




Results of Operations: Nine months ended November 30, 1995 compared with nine months ended November 30, 1994:

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



Net Sales

     For the nine months ended November 30, 1995 the Company's net sales increased by $3,097,000 to $10,927,000 from sales of $7,830,000 for the nine months ended November 30, 1994. Sales by the Company's German subsidiary, Soligor GmbH, Foto Optik Video Electronik ("Soligor GmbH"), increased by DM 2,901,000 which, when combined with changes in the exchange rate, resulted in an increase in sales of $3,097,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products groups, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment.



     Net sales for the three months ended November 30, 1995 were $4,048,000 as compared to $3,187,000 for the three months ended November 30, 1994, an increase of $861,000, or 27%. Sales by Soligor GmbH for the three months ended November 30, 1995 increased by DM 797,000, which when combined with changes in exchange rate, resulted in an increase in sales of $861,000 after translation.

                    AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations





Cost of Goods Sold

     As a percentage of sales, cost of goods sold was 70.2% for the nine months ended November 30, 1995 as compared to 69.9% for the nine months ended November 30, 1994.

     For the three months ended November 30, 1995 and 1994, cost of goods sold as a percentage of sales was 70.1% and 67.1% of sales, respectively.

     The increase in cost of goods sold as a percentage of sales was caused by changes of exchange rate on Japanese Yen and U.S. Dollars.



Selling, General and Administrative Expenses

     For the nine months ended November 30, 1995 and 1994, selling, general and administrative ("SG & A") expenses were 30.2% and 32.9% of sales, respectively.

     For the three months ended November 30, 1995 and 1994 SG & A expenses were 29.1% and 30.1% of sales, respectively.

                    AIC International, Inc. and Subsidiaries

                                   Signatures


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                             AIC INTERNATIONAL, INC.
                                   Registrant


                         By: /s/ Stephen Lai
                            -----------------------------
                           Stephen Lai,
                           Chief Financial Officer and
                            Chief Accounting Officer