Form 10KSB
period 1996-02-29
AIC INTERNATIONAL INC
filed 1997-01-24
CIK 2880

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 29, 1996

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.: 1-7948

                             AIC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                        11-2192898
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)


            117 East 57th Street, Room 21-H, New York, New York 10022
               (Address of principal executive offices) (Zip Code)

     Registrant's telephone number, including area code: (212) 838-3220

     Securities registered pursuant to Section 12(b) of the Exchange Act: None.

     Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.10 per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Company is unavailable.

     Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:



         Class of                                     Number of
       Common Equity                                   Shares

       Common Stock                                   4,207,379
      par value $.10

                                     PART I

     Item 1. Business

     The Company

     AIC International, Inc., and its subsidiaries (collectively the "Company") are engaged in the importation, merchandising and wholesale distribution of high quality photographic equipment. Currently, the Company's operations are conducted exclusively in Germany, through Soligor GmbH, Foto Optik Video Elektronik (f/k/a A.I.C. Fototechnik GmbH), a wholly-owned German subsidiary of the Company's wholly owned subsidiary, Allied Impex Corporation, a New York corporation. The Company does not presently conduct any business activities other than Soligor GmbH.

     Historically, the Company's primary business has been the sale of lenses for 35mm single lens reflex (SLR) cameras which has declined in past years due to the popularity of auto focus cameras and compact cameras. In fiscal 1996, the Company experienced a significant increase in demand for its SLR camera lenses.

     During fiscal 1996, the Company's domestic activities were comprised of maintaining a small administrative office and a minimal staff. The Company has no present plans to expand its business activities in the U.S., however, Soligor GmbH continues to remain active in the photographic industry. U.S. operating expenses are funded through dividends from Soligor GmbH.

Products

     The Company, through Soligor GmbH, markets Soligor photographic lenses, autofocus (shutter) cameras, electronic flash equipment and accessories in Germany and other European countries on an exclusive distributorship basis, a common practice in the industry. Most of the Company's photographic equipment is intended for sophisticated amateur users, as well as professional photographers. Equipment sold by the Company is manufactured exclusively for the Company by various manufacturers in Japan, Hong Kong, Taiwan, Korea, and China. All Soligor lenses, as well as the other equipment, are warranted by the Company. The periods of such warranties vary from one to five years depending on the type of equipment.

     The Company has been marketing and distributing Soligor lenses, exposure meters and accessories since 1956. Accessories available under the Soligor name include tripods, electronic flash units, camera bags, binoculars and optical devices. Soligor sales represented approximately 76.7% of the Company's overall consolidated sales for the fiscal year 1996 and 78.5% for the fiscal year 1995. The Company owns the Soligor trademark and has registered it in many countries around the world.

     Since 1972, Soligor GmbH has been the exclusive distributor in Germany for Elmo, formerly a manufacturer of film cameras and projectors who now produces AV equipment and CCD surveillance cameras in Japan. Elmo sales represented 22.4% and 20.6% of the Company's overall consolidated sales for fiscal year ended 1996 and 1995, respectively.

     In 1986, the Company began purchasing flashes and winders for cameras to be marketed by the Company and Soligor GmbH under the name of Soligor from Maxwell Electronics, Ltd. ("Maxwell"). Maxwell, a Hong Kong corporation all of whose shares are owned by Daniel C.K. Yu, Chairman of the

Board, principal shareholder and a Director of the Company. Mr. Yu is also the sole shareholder of AIC Investment Ltd., a Hong Kong corporation which owns 77.6% of the Company's Common Stock. For fiscal years 1996 and 1995, sales of Maxwell products represented approximately 4.5% and 6.5%, respectively, of consolidated net sales of Soligor products. In connection with these sales, from 1986 to March 1989, Maxwell extended financing to the Company and, as of February 29, 1996, was owed an aggregate of $1,232,186 by the Company, including accrued interest of $558,912. See Note 8 to Financial Statements.

     Distribution and Repair Operation

     The Company distributes its merchandise by utilizing its warehouse located in Leinfelden- Echterdingen near Stuttgart, Germany. Warranty repairs and service operations for the U.S. are now being performed on behalf of the Company by a third party repairer. Customers are billed for repairs made after expiration of the applicable warranty period.The Company had liability for product warranties for fiscal 1996 and 1995 of $93,674 and $82,745, respectively.

     Competitive Conditions

     Despite the weak economic conditions in Europe in fiscal 1996, the Company's sales increased significantly. This was mainly due to the Company's successful introduction of several new product lines which have been well received by European consumers. In particular, the demand for Soligor interchangeable lenses for SLR cameras increased by 91.7% and Elmo AV-Equipment increased by 41.2% from the previous year's sales. Sales in the German domestic market also increased by 26% compared to the previous year. The positive business trend is expected to continue in fiscal year 1996/7 with an expected average increase in sales of approximately 7%.

     Material Licenses

     The Company has an exclusive distribution agreement with Elmo Co. Ltd. (for an unstated period of time) for the distribution of Elmo AV equipment and CCD surveillance cameras in Germany.

     Employees

     As of February 29, 1996, the Company employed one person in the United States and Soligor GmbH employed 35 persons in Germany.

     Foreign Operations

     Soligor equipment is manufactured exclusively for the Company by manufacturers in Japan, Hong Kong, Taiwan, Korea and China (including Maxwell) usually under verbal agreement, terminable at will. Soligor GmbH imports and sells Soligor equipment in Germany as well as to importers and distributors in other countries. Sales from operations conducted by Soligor GmbH constituted all of the Company's total consolidated sales during the last fiscal year.

     Item 2. Properties

     The Company leases its regional offices in New York and Germany. These leases cover an aggregate of approximately 14,000 square feet of floor space and $122,000 in annual rentals. The lease for the Company's German offices expires in the year 2000. The Company's executive offices are located at 117 East 57th Street, Suite 21H, New York, New York 10022, in a condominium owned by the Chairman of the Board and principal shareholder of the Company and are occupied on a month to month basis pursuant to which the Company pays building maintenance fees and property taxes.

     Item 3. Legal Proceedings

     On February 1, 1995, the U.S. Tax Court issued a decision (the "Decision") with respect to a Notice of Deficiency of the Internal Revenue Service for the Company's tax years 1980 through 1984. Under the Decision, the Company was required to pay an aggregate of $195,509.86 (including interest) for the tax years 1980 through 1982. No penalties were assessed and no taxes were required to be paid for 1983 and 1984.

     On December 8, 1995, all amounts were paid including additional penalties and interest of $7,531.66 for the late payment of the assessed amount referred to above.

     Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

     Item 5.  Market for  Registrant's  Common  Equity and  Related  Stockholder
Matters

     The Company's Common Stock, par value $.10 per share (the "Common Stock"), was traded on the American Stock Exchange (APH) until March 9, 1985 at which time it was delisted. To the best of the Company's knowledge, there is no active trading market in the Common Stock. Accordingly, the Company is unable to obtain price information for the Common Stock.

     The number of recordholders of the Common Stock as of October 31, 1996 is 934.

     No cash or stock dividends were paid during fiscal 1995 and 1996. The future payment by the Company of dividends, if any, is discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company is not contractually restricted in its ability to pay dividends.

     Item 6. Selected Financial Data

                                                                      Year Ended

                                          Feb. 29             Feb. 28           Feb. 28            Feb. 28            Feb. 29
                                            1996               1995              1994               1993               1992

                                                           (Thousands of dollars, except per share amounts)

Income Statement Data

Net Sales                            $14,274                  $10,703           $9,916             $11,398            $11,145

Net Loss                                (36)                    (592)            (125)                 (4)              (193)

Average Number of
 Outstanding Shares                    4,207                  4,207            4,207               4,207               4,207

Net Loss Per Share of
Common Stock                            (.01)                  (.14)             (.03)                -               ($0.05)

Cash Dividends                        None                     None              None               None               None

Balance Sheet Data

Total Assets                           5,878                    6,377            6,312               5,722              5,831

Working Capital                        2,040                  2,121            2,181               2,426               2,261

Long Term Obligations                    127                    133              105                 113                 116

Stockholders' Equity                    1,993                 2,073            2,147               2,407               2,415


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Financial Condition of Discontinued Operations

     Maintaining the Company's presence in New York, which has been reduced to minimal operations, is funded by dividends generated from the Company's German subsidiary.

     Results of Operations

     Net sales increased in fiscal 1996 by $3,571,215 to $14,273,933 from sales of $10,702,718 in fiscal 1995. In fiscal year 1996, the Company's german subsidiary, Soligor GmbH, successfully introduced several new product lines including video surveillance equipment and various electronic goods. In addition, there was a significant increase in sales of Soligor lenses by adding 4 new lenses to the line in fiscal year 1996.

     Cost of Sales

     As a percentage of sales, the Company's cost of sales decreased to 66.5% in fiscal 1996 from 68.5% in 1995. The main reason for the decrease was the lower cost of imported products due to fluctuation of exchanges rates of Japanese Yen and German Deutsche Mark.

     Operating Expenses

     Total selling, general and administrative expenses increased to $3,765,245 from $3,419,195.

     In fiscal 1996, operating expenses of Soligor GmbH increased by DM404,500 (US $283,676) compared to the prior year, due to an increase in sales.

     The Company incurred expenses of $111,000 in fiscal 1996 and $120,000 in fiscal 1995 in connection with maintaining a New York office.

     Taxes on Income

     In fiscal 1996, taxes recovery on the income of the Company's German subsidiary, Soligor GmbH, were approximately $25,000 on net income. This amount is subject to adjustment following completion of a German government tax audit which took place in June 1996.

     Summary

     In fiscal 1996, the higher sales volume and lower cost of products due to fluctuations and translation of exchange rates, combined with increased operating expenses, resulted in a net loss of $36,000 compared to a net loss of $592,000 for fiscal 1995.

     Liquidity

     The Company's working capital at February 29, 1996 was $2,039,783 and was $2,121,028 at February 28, 1995. The ratio of current assets to current liabilities was 1.54 to 1 at February 29, 1996, and 1.51 to 1 at February 28, 1995.

     Net cash provided by operating activities was $596,350 in fiscal 1996 compared to net cash used in operating activities of $445,461 in fiscal 1995. In fiscal 1996, the effect of exchange rate changes on cash was an increase of cash of $44,464 as compared to a decrease of cash of $517,543 for fiscal 1995.

     Net cash of $3,494 was received by sale of equipment in fiscal 1996 compared to $74,229 which was used in investing activities in fiscal 1995.

     Net cash of $653,035 was used in financing activities in fiscal 1996 compared to net cash of $145,194 fiscal 1995. The Company believes its cash flow, working capital, internally generated funds and the funds available under its line of credit is sufficient to meet its current working capital needs.

     Item 8. Financial Statements

     This information is contained on Pages F-1 through F-15 hereof.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     Item 10. Directors and Executive Officers of the Registrant

     Each of the following individuals was a director of the Company as of February 29, 1996.



                                            Position with the Company
                                            Business Experience During
                                            the Past Five Years and
           Name                   Age       Other Public Directorships                 Director Since


Daniel C.K. Yu                    60        Director of the Company,                        1986
                                            Managing Director of
                                            Maxwell Electronics, Ltd.

James B. Wong                     64        Director and President of the                   1987
                                            Company

Stephen P.Y. Chow                 68        Director of the Company,                        1987
                                            Director of Top-Q-A
                                            Development Ltd., Top-Q-S
                                            Investment Ltd., P.Y. Chow
                                            (Secretaries) Ltd., P.Y. Chow
                                            (Consultants) Ltd. and
                                            Kiangsu and Chekiang
                                            Residents (H.K.) Association

Robert I. Campbell                48        President of Stratheden                         1988
                                            Investment Ltd. of Monrovia,
                                            Liberia, Solicitor & Notary
                                            Public qualified in England &
                                            Wales, Hong Kong and
                                            Australia



     The term of office of each director will continue until the next annual meeting of stockholders or until his earlier death, resignation or removal.

     The executive officers of the Company as of February 29, 1999, together with their ages are:


     Name                        Age            Office

James B. Wong                    64             President

Stephen Lai                      42             Secretary, Chief Financial
                                                Officer and Vice President

     Item 11. Executive Compensation

     The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended February 29, 1996, February 28, 1995 and February 28, 1994 to the Company's chief executive officer. For the fiscal years ended February 29, 1996, February 28, 1995, and February 28, 1994, no executive officer received cash compensation in excess of $100,000.

                                            SUMMARY COMPENSATION TABLE


        Name and Principal Position           Year               Salary

James B. Wong..............................   1996               $36,000
 President.................................   1995               $36,000
                                              1994               $36,000


     The Company also pays an annual service fee of DM10,000 to members of the Advisory Council of Soligor GmbH and a service fee of $3,000 to directors of the Company.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of February 29, 1996 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated each beneficial owner has sole voting and investment power over such owner's shares.


                     Name                                    Shares                      Percent of Class

AIC Investment Ltd., Hong Kong                              3,267,361                          77.6%

Estate of Rose Silverman, Forest                             424,851                           10.1%
Hills, New York

All Directors and Officers as a group                          01                               01
(five persons)


     Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

     --------

     1 Does not include 3,267,361 shares owned by AIC Investment Ltd., Hong Kong which is indirectly controlled by Daniel C.K. Yu, chairman of the Board and a Director of the Company.

New rules governing these reports were adopted in February 1991 and generally became effective in May 1991. Based solely on the Company's review of the copies of such forms received by it during the Company's fiscal year ended February 29, 1996, the Company believes that all filing requirements applicable to the Reporting Persons were complied with.

     Item 13. Certain Relationships and Related Transactions

     In 1986, the Company began purchasing flashes and winders for cameras to be marketed by the Company and Soligor GmbH under the name of Soligor from Maxwell Electronics, Ltd. ("Maxwell"). Maxwell, a Hong Kong corporation all of whose shares are owned by Daniel C.K. Yu, Chairman of the Board, principal shareholder and a Director of the Company. Mr. Yu is also the sole shareholder of AIC Investment Ltd., a Hong Kong corporation which owns 77.6% of the Company's Common Stock. For fiscal years 1996 and 1995, sales of Maxwell products represented approximately 4.5% and 6.5%, respectively, of consolidated net sales of Soligor products. In connection with these sales, from 1986 to March 1989, Maxwell extended financing to the Company and, as of February 29, 1996, was owed an aggregate of $1,232,187 by the Company, including accrued interest of $558,912.

     Item 14. Exhibits, Financial Statements and reports on Form 8-K

     (a)(1) CONSOLIDATED FINANCIAL STATEMENTS PAGE(S)

Index to Consolidated Financial Statements......................................................................F-2

Report of Independent Certified Public Accountants..............................................................F-3

Consolidated Balance Sheets as of February 29, 1996 and February 28, 1995.......................................F-4

Consolidated Statements of Operations for the years ended
 February 29, 1996 and February 28, 1995........................................................................F-5

Consolidated Statements of Stockholder's Equity for the years ended February 29, 1996 and February 28, 1995..................................................................F-6

Consolidated Statements of Cash Flows for the years ended
 February 29, 1996 and February 28, 1995........................................................................F-7

Summary of Accounting Policies............................................................................F-8 - F-9

Notes to Consolidated Financial Statements..............................................................F-10 - F-15

     (a)(3) EXHIBITS

     3(i) Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company's Registration Statement No. 2-29168.

     3(ii) Certificate of Amendment to Certificate of Incorporation of the Company incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended February 28, 1988.

     3(iii) By-Laws of the Company, incorporated by reference to Exhibit 3(b) to the Company's Registration Statement No. 2-29168.

     22 Subsidiaries of the Company.

     (b)(1) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             AIC INTERNATIONAL, INC.
                                                   Registrant



                                          By:
                                             James B. Wong, President


Dated:  January 22, 1997



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                Signature                                      Title                           Date




/s/James B. Wong
----------------------------------  President, Chief Executive Officer                   January 24, 1997
James B. Wong                         and Director

/s/Stephen Lai
----------------------------------  Vice President, Secretary and Chief                  January 24, 1997
Stephen Lai                         Financial  Officer

/s/Daniel C.K. Yu
----------------------------------  Director and Chairman of the Board                   January 24, 1997
Daniel C.K. Yu

/s/Stephen P.Y. Chow
----------------------------------  Director                                             January 24, 1997
Stephen P.Y. Chow

/s/Robert I. Campbell
----------------------------------  Director                                             January 24, 1997
Robert I. Campbell


                             AIC International, Inc.
                                and Subsidiaries


                                    Contents


Report of independent certified public accountants                      F-3

Consolidated balance sheets:
 February 29, 1996 and February 28, 1995                                F-4

Consolidated financial statements for the years ended February 29, 1996 and February 28, 1995:

 Statements of operations                                               F-5

      Statement of stockholders' equity                                 F-6

      Statements of cash flows                                          F-7


Summary of accounting policies                                    F-8 - F-9

Notes to consolidated financial statements                      F-10 - F-15

     Report of Independent Certified Public Accountants


     AIC International, Inc. and Subsidiaries
     New York, New York


     We have audited the accompanying consolidated balance sheets of AIC International, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIC International, Inc. and its subsidiaries at February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the two years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.





BDO Seidman, LLP
Mitchel Field, New York
May 9, 1996

                             AIC International, Inc.
                                and Subsidiaries


                           Consolidated Balance Sheets




                                                                                       February 29,                   February 28,
                                                                                          1996                            1995

Assets
Current:
   Cash                                                                                    $  471,008                 $    568,663
   Trade receivables, less allowances of $82,925 and $66,865
      for possible losses (Note 5)                                                          1,479,840                    1,632,745
   Merchandise inventories (Note 5)                                                         3,529,399                    3,669,960
   Prepaid expenses and other current assets                                                  317,786                      322,365
   Due from related party (Note 8)                                                                  -                       98,264
                                                                                          ___________                  ___________
      Total current assets                                                                  5,798,033                    6,291,997
Property and equipment, at cost less accumulated
   depreciation and amortization (Note 2)                                                      62,074                       66,871
Other assets                                                                                   17,821                       17,821
                                                                                          ___________                  ___________
                                                                                           $5,877,928                   $6,376,689
                                                                                          ===========                  ===========

Liabilities and Stockholders' Equity
Current:
   Bank loans (Note 5)                                                                     $1,565,641                   $2,218,676
   Accounts payable - trade                                                                   109,578                       63,010
   Due to related party (Note 8)                                                            1,399,550                    1,126,697
   Income taxes payable                                                                        83,478                      195,510
   Other taxes payable                                                                        213,105                      204,255
   Liability for product warranties                                                            93,674                       82,735
   Accrued payrolls, commissions and other liabilities                                        293,224                      280,086

           Total current liabilities                                                        3,758,250                    4,170,969
Accrued pension costs (Note 7)                                                                126,832                      132,700
                                                                                          ___________                  ___________
           Total liabilities                                                                3,885,082                    4,303,669
Commitments and Contingencies (Notes 6 and 7)
Stockholders' equity:
   Common stock, $.10 par - shares authorized, 10,000,000;
      issued, 4,244,879                                                                       424,488                      424,488
   Additional paid-in capital                                                               6,719,500                    6,719,500
   Deficit                                                                                (6,315,265)                   (6,279,555)
   Accumulated translation adjustment                                                       1,276,623                    1,321,087
   Treasury stock, at cost - 37,500 shares                                                  (112,500)                     (112,500)
                                                                                          ___________                   __________
           Total stockholders' equity                                                       1,992,846                    2,073,020
                                                                                          ___________                   __________
                                                                                           $5,877,928                   $6,376,689
                                                                                          ===========                   ==========

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                             AIC International, Inc.
                                and Subsidiaries


                      Consolidated Statements of Operations


                                                                                       February 29,                 February 28,
Year ended                                                                                 1996                        1995
__________                                                                             _____________                _____________

Net sales (Note 3)                                                                      $14,273,933                  $10,702,718
Cost of sales                                                                             9,487,677                    7,328,994
                                                                                       _____________                _____________
   Gross profit                                                                           4,786,256                    3,373,724
                                                                                       _____________                _____________
Operating expenses:
   Selling, general and administrative                                                    3,765,245                    3,419,195
   Advertising                                                                              738,007                      493,341
   Interest                                                                                 264,216                      267,371
                                                                                       _____________                _____________
      Total operating expenses                                                            4,767,468                    4,179,907
                                                                                       _____________                _____________
     Loss from operations                                                                   18,788                     (806,183)
                                                                                       _____________                _____________
Other income (expense):
   Net foreign exchange gain (loss)                                                         (82,710)                      99,805
   Other                                                                                      7,319                       24,966
                                                                                       _____________                ______________
      Other income (expense) - net                                                          (75,391)                     124,771
                                                                                       _____________                ______________
      Loss from operations before income tax expenses
        (recovery) (Note 3)                                                                 (56,603)                    (681,412)
Income tax expenses (recovery) (Note 4)                                                     (20,893)                     (89,577)
                                                                                       _____________               ______________
Net loss                                                                               $    (35,710)                $   (591,835)
                                                                                       =============               ==============
Net loss per share                                                                     $       (.01)                $       (.14)
                                                                                       _____________               ______________
Average number of shares used in computation of net
   loss per share                                                                         4,207,379                    4,207,379
                                                                                       =============               ===============

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                             AIC International, Inc.
                                and Subsidiaries


                            Consolidated Statement of
                              Stockholders' Equity



For the two years ended February 29, 1996

                                                                     Common Stock
                                                                Authorized 10,000,000
                                                                   Shares $.10 Par
                                                   ------------------------------------------------



                                                                        Additional                   Accumulated      Treasury
                                                                         Paid-in                     Translation       Stock,
                                                Shares Issued  Amount    Capital       Deficit       Adjustment       At Cost

    Year ended February 28, 1995:
       Net loss                                        -          -           -        (591,835)           -              -
       Foreign currency translation adjustment         -          -           -            -            517,543           -
                                                  _________   ________  __________   ___________      __________     __________
Balance, February 28, 1995                        4,244,879    424,488   6,719,500   (6,279,555)      1,321,087      (112,500)
   Year ended February 29, 1996:
     Net loss                                          -          -           -         (35,710)           -              -
       Foreign currency translation adjustment         -          -           -            -            (44,464)          -
                                                  _________   ________  __________   ___________     ___________     __________
Balance, February 29, 1996                        4,244,879   $424,488  $6,719,500   $(6,315,265)    $1,276,623      $(112,500)
                                                  =========   ========  ==========   ============    ===========     ==========

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                             AIC International, Inc.
                                and Subsidiaries


                      Consolidated Statements of Cash Flows

                                                                                        February 29,                 February 28,
Year ended                                                                                 1996                          1995


Cash flows from operating activities:
   Net loss                                                                               $ (35,710)                    $(591,835)
   Items in net loss not affecting cash:
      Depreciation and amortization                                                            1,303                       60,656
      Increase (decrease) in provision for possible losses
        on accounts receivable                                                                16,060                        3,968
   Increase (decrease) in cash flows from changes in
      operating assets and liabilities:
      Accounts receivable                                                                    136,845                     (480,432)
      Inventories                                                                            140,561                      217,479
      Prepaid expenses and other current assets                                                4,579                      113,362
      Due from related party                                                                  98,264                      (53,137)
      Accounts payable                                                                        46,568                      (48,522)
      Due to related parties                                                                 272,853                       82,375
      Income taxes payable                                                                  (112,032)                      65,951
      Other liabilities                                                                       27,059                      184,674
                                                                                           __________                    _________
        Net cash provided by (used in) operating activities                                  596,350                     (445,461)
Cash flows from investing activities:
   Capital expenditures, net of proceeds from sale of
      equipment                                                                                3,494                      (74,229)
Cash flows from financing activities:
   Net borrowings from (repayments to) banks                                               (653,035)                     (145,194)
Effect of exchange rate changes on cash                                                     (44,464)                      517,543
                                                                                           _________                     _________
Net increase (decrease) in cash                                                             (97,655)                     (147,341)
Cash, at beginning of year                                                                   568,663                      716,004
                                                                                           _________                     _________
Cash, at end of year                                                                        $471,008                     $568,663
                                                                                           =========                     =========



     See accompanying summary of accounting policies and notes to consolidated financial statements.

                             AIC International, Inc.
                                and Subsidiaries


                         Summary of Accounting Policies




     Organization  and Business

     The Company is a 77.6% owned subsidiary of AIC Investments, Ltd. which Business is a wholly-owned subsidiary of Maxwell Electronics, Ltd. Its principal business is the importation, merchandising and wholesale distribution of photographic equipment. The principal portion of its operations are in Germany.



     Consolidation

     The  consolidated   financial   statements  include  the  accounts  of  AIC
International, Inc. and its subsidiaries (all wholly-owned), with the exception of its immaterial Hong Kong and Japanese subsidiaries.



     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.



     Concentrations of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company engages in the sale of photographic equipment to customers, the majority of whom are in the retail industry. Concentration of credit risk with respect to accounts receivable from one industry is limited due to the diverse group of distributors to whom the Company sells. Also, the Company attempts to minimize credit risk by reviewing all customers' credit history before extending credit, and by monitoring customers' credit exposure on a regular basis. The Company established an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.



     Merchandise Inventory

     Inventories, which consist only of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.



Property, Equipment and Depreciation

     Depreciation and amortization are computed principally by the straight-line method over the estimated useful lives of the assets.

                                                        AIC International, Inc.
                                                               and Subsidiaries

                                                 Summary of Accounting Policies


     Translation of Foreign Currency Financial Statements

     Substantially all assets and liabilities of the Company's German subsidiary are translated at year-end exchange rates, while income and expenses are translated at average exchange rates for the year. Gains and losses resulting from translation of foreign currency financial statements are deferred and classified as a separate component of stockholders' equity.



     Product Warranties

     The Company sells its products with warranties ranging from one to seven years. The estimated cost of repairs under existing warranties has been provided for in the consolidated financial statements.



     Advertising Costs

     The Company expenses advertising costs when they are incurred.



     Per Share Data

     Per share loss is based on the weighted average number of shares of common stock.



     Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



     Prospective Accounting Changes

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of long-lived assets and for long-lived assets to be disposed of ("SFAS No. 121"). SFAS No. 121 is effective for fiscal year beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The impact of adopting SFAS No. 121 is not expected to be material.

                             AIC International, Inc.
                                and Subsidiaries

                              Notes to Consolidated
                              Financial Statements




     1. Business

     Since 1988, the Company's domestic business activities have been substantially curtailed in order to reduce operating losses and the level of operating funds needed from the German subsidiary. During 1996, the Company's domestic activities were comprised of maintaining a small administrative office and a minimum staff.

     At present there are no plans to expand the United States operations to prior levels. As a result, Soligar GmbH, Fotoo Optiko Videoo Elektronik, Germany (formerly A.I.C. Fototechnik GmbH) became autonomous, developed its own supplier relationships and imports merchandise directly. The Germany subsidiary continues to account for substantially all of the consolidated 1996 assets and revenues. Management plans to continue operating the Company in this manner and is funding the operating expenses in the United States with dividends from Germany.



     2. Property and Equipment

     Major classes of property and equipment are as follows:



                                        February 29,      February 28,        Estimated
                                            1996              1995           useful lives


Office furniture and equipment           $313,273         $316,170           4 -10 years

Leasehold improvements                     58,561           59,157          Term of lease
                                         _________         ________         _____________
                                          371,834          375,327

Less accumulated depreciation
       and amortization                  (309,760)        (308,456)
                                         _________        _________

                                         $ 62,074         $ 66,871
                                         ==========       =========

                             AIC International, Inc.
                                and Subsidiaries

                              Notes to Consolidated
                              Financial Statements




     3. Information about the Company's Operations in Different Geographic Areas

     The Company operates in one business segment - the importation and wholesale distribution of photographic equipment. Operations in different geographic areas are summarized on this page for 1996 and on the following page for 1995.


                                                1996
                                                ____

                                               United         Adjustments and
                               Germany          States         Eliminations         Consolidated

                                                              (in thousands)

Revenues:

  Sales to unaffiliated
    customers                 $14,274         $    -           $     -                $14,274
                              ========        ========         ============         ==========

Income (loss) from
  operations before
  income tax expenses
  (recovery)                      218           (275)                -                   (57)
                              ========        ========         ============        ===========

Identifiable assets:

  Current assets                5,809            (11)                -                 5,798

 Property and
    equipment                      61              1                 -                    62

  Investment in
    subsidiary                      -          3,479              (3,479)                  -

  Other assets                      -             18                 -                    18
                              ________        ________         ____________         __________
                               $5,870         $3,487             $(3,479)            $ 5,878


                             AIC International, Inc.
                                and Subsidiaries

                              Notes to Consolidated
                              Financial Statements




     3. Information about the Company's Operations in Different Geographic Areas (concluded)



                                               1995
                                               _____
                                               United       Adjustments and
                               Germany         States         Eliminations        Consolidated

                                                             (in thousands)

Revenues:
    Sales to unaffiliated
       customers               $10,703       $   -             $   -                 $10,703
                               =======       ========         ==========             =======

Income (loss) from
  operations before
  income tax expenses
  (recovery)                      (313)         (368)              -                    (681)
                              ________       ________         __________             ________
Identifiable assets:
  Current assets                 6,118           174               -                   6,292
  Property and
    equipment                       66             1               -                      67
  Investment in
    subsidiary                       -         3,335            (3,335)                   -
  Other assets                       -            18               -                      18
                              ________       ________          ________             _________
                               $ 6,184        $3,528           $(3,335)             $  6,377
                              ========       ========          ========             =========


     4. Income Tax Expenses (Recovery)

     (a) Income tax  expenses  (recovery)  consists of the  following:  Expenses
(Recovery)

                                         1996                    1995
                                         ____                    ____
Current:
   Federal                            $    -                  $    -
   State                                4,001                    4,028
   Foreign                            (24,894)                 (93,605)
                                      ________                _________
                                     $(20,893)                $(89,577)
                                      ========                =========


                             AIC International, Inc.
                                and Subsidiaries


                              Notes to Consolidated
                              Financial Statements





     (b) The reasons for the difference between the reported tax expenses (recovery) and the amounts computed by using the statutory Federal income tax rate are summarized as follows:

                                               1996                    1995

Federal income tax (recovery) at
   statutory rate based on pretax
   income (loss)                            $(19,245)               $(231,680)
Domestic losses which did not
   result in tax benefit (net
   operating loss carryforwards)               93,499                  129,323
Foreign tax at rates higher
   (lower) than U.S. statutory
   rate                                      (39,757)                  106,385
Prior year overaccrual                       (55,390)                 (93,605)
                                            _________                _________
                                            $(20,893)               $ (89,577)
                                            =========                =========


     (c) The Company and its domestic subsidiaries have net operating loss carryforwards of approximately $6,205,000, which are available to offset future domestic income through 2011. The deferred tax assets resulting from possible utilization of the net operating loss carryforwards have been offset by a valuation reserve of the same amount.



     5. Notes and Loans Payable- Banks

     The Company has $1,565,641 of outstanding notes to its banks as of February 29, 1996. The note is payable on demand with an average interest rate of 4.44%. The maximum amount and average amount outstanding during the period was $3,679,787 and $2,288,057.

     As of February 29, 1996, the Company's lines of credit with its German lending banks were as follows:

     The Company has access to several lines of credit which aggregate to approximately DM 7,200,000 ($4,886,000). The credit lines are also available for discounted notes receivable and for letters of credit. The credit lines of DM 3,200,000 ($2,172,000) and DM 2,500,000 ($1,697,000) are collateralized by inventory and accounts receivable, respectively, of the German subsidiary.

                             AIC International, Inc.
                                and Subsidiaries

                              Notes to Consolidated
                              Financial Statements



    6.   Commitments and Contingencies

     Rent expense for the years ended February 29, 1996 and February 28, 1995 totalled $122,031 and $107,639, respectively.

     The principal leases are the Company's offices and warehouses in Germany.

     The minimum annual rental commitments under all noncancellable leases, exclusive of taxes and other charges, as of February 29, 1996 are as follows:


Year ending February 28,
________________________
1997                                                                $194,446
1998                                                                 124,179
1999                                                                 102,684
2000                                                                 102,684
2001                                                                  32,974
                                                                    ________
                                                                    $556,967
                                                                    ========



     7. Retirement Plan

     The Company's unfunded foreign retirement plan provides benefits to the foreign subsidiary's director based on length of service and compensation.

     The actuarial present value of vested plan benefits at February 29, 1996 and February 28, 1995 aggregated $127,000 and $132,700, respectively. Plan costs charged to expense for the years ended February 29, 1996 and February 28, 1995, were approximately $12,000 and $24,000, respectively. Payments are currently being made to the director.

                             AIC International, Inc.
                                and Subsidiaries

                              Notes to Consolidated
                              Financial Statements




     8. Related Party Transactions

     At February 29, 1996 and February 28, 1995, the Company owed $1,232,186 and $1,126,697 to Maxwell Electronics, Ltd. arising from the purchase of merchandise before March 1989. Interest on this indebtedness is accrued at the prime rate of Hong Kong & Shanghai Banking Corp. Accrued interest thereon at February 28, 1996 of $558,912 is included in the $1,232,186. Purchases from Maxwell Electronics, Ltd. for the years ended February 29, 1996 and February 28, 1995, totalled $250,805 and $258,742, respectively. Interest expenses accrued to Maxwell Electronics, Ltd. for the years ended February 29, 1996 and February 28, 1995, were $105,491 and $82,374.

     The Company had a payable of $20,344 at February 29, 1996 and a receivable of $98,264 at February 28, 1995 from its unconsolidated Hong Kong subsidiary, Soligor (AIC) Ltd. This amount was advances to the subsidiary to pay for foreign purchases and expenses on behalf of the Company. The Company also had a payable of $147,020 at February 29, 1996 to another affiliate.



     9. Supplemental Disclosures of Cash Flow Information

     Cash paid during the year for:

                                                1996                   1995
                                                ____                   ____

Interest                                      $89,250                $97,703
                                              =======                =======

Taxes                                         $  -                   $  -
                                              =======                =======