Form 10QSB
period 1996-05-31
AIC INTERNATIONAL INC
filed 1997-07-22
CIK 2880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934




For Quarter Ended May 31, 1996                  Commission file number  1-7948
                  ------------                                          -------

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

                            May 31, 1996 - 4,207,379

                    AIC International, Inc. and Subsidiaries


                      Condensed Consolidated Balance Sheets
                         (000 omitted except share data)




                                                                                  May 31,                         February 29,
                                                                                    1996                               1996
                                                                                 __________                      ___________
                                                                                (Unaudited)
Assets
Current:
   Cash                                                                          $     341                         $   471
   Trade receivable, less allowance of $96 and $83
      for possible losses                                                            1,896                           1,480
   Merchandise inventories                                                           3,649                           3,529
   Prepaid expenses and other current assets                                           422                             318
                                                                                     ______                        _______
      Total current assets                                                           6,308                           5,798
Property and equipment, at cost less accumulated
   depreciation and amortization                                                        59                              62
Other assets                                                                            18                              18
                                                                                     ______                        _______
                                                                                   $ 5,878                       $   6,385
                                                                                     ======                        =======
Liabilities and Stockholders' Equity
Current:
   Bank loans                                                                      $ 1,162                       $   1,566
   Accounts payable - trade                                                            119                             109
   Due to related party                                                              1,261                           1,399
   Income taxes payable                                                                136                              83
   Other taxes                                                                         381                             213
   Liability for product warranties                                                     42                              94
   Accrued expenses and other liabilities                                            1,197                             293
                                                                                     ______                         ______
      Total current liabilities                                                      4,298                           3,757
   Accrued pension costs                                                               123                             127
                                                                                     ______                         ______
      Total liabilities                                                              4,421                           3,884
                                                                                     ______                         ______
Stockholders' equity
   Common stock, $.10 par-shares authorized -
      10,000,000; issued - 4,244,879                                                   424                             424
   Additional paid-in capital                                                        6,720                           6,720
   Deficit                                                                          (6,248)                         (6,315)
   Accumulated translation adjustment                                                1,180                           1,277
   Treasury stock, at cost - 37,500 shares                                            (112)                           (112)
                                                                                     ______                         ______
      Total stockholders' equity                                                     1,964                           1,994
                                                                                     ______                         ______
                                                                                 $   6,385                         $ 5,878
                                                                                     ======                         ======

     See accompanying notes to condensed consolidated financial statements.

                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                       (000 omitted except per share data)




Three months ended May 31,                                                                     1996                         1995
                                                                                            _______                       _______
Net sales                                                                                    $3,787                        $3,163
                                                                                            _______                       _______
Cost of   goods sold                                                                          2,684                         1,986

Selling, general and administrative expenses                                                  1,036                           999
                                                                                            _______                       _______
      Total costs and expenses                                                                3,720                         2,985
                                                                                            _______                       _______
Net income                                                                                  $    67                        $  178
                                                                                            _______                       _______
Net income per share                                                                        $   .02                       $   .04
                                                                                            =======                       =======

Weighted average number of shares                                                             4,207                         4,207
                                                                                            =======                       =======

     See accompanying notes to condensed consolidated financial statements.

                    AIC International, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                                  (000 omitted)




                                                                                            Accumulated
                                                              Additional Paid-              Translation         Treasury Stock,
                                     Total      Common Stock     In Capital      Deficit     Adjustment            at Cost
                                   _________    ____________   _______________   _______    ___________         _______________

Balance, March 1, 1996               $1,994         $424           $6,720       $(6,315)      $1,277               $(112)

Net income for the three
   months ended May 31,
   1996                                  67           -               -              67           -                    -

Aggregate adjustment for the
   three months ended May
   31, 1996 resulting from the
   translation of foreign
   currency statements                  (97)          -               -              -           (97)
                                    ________      ________         ________     ________     ________              _______
Balance, May 31, 1996                 $1,964        $424           $6,720       $(6,248)       $1,180              $(112)
                                    ========      ========         ========     ========     ========              =======

     See accompanying notes to condensed consolidated financial statements.

                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (000 omitted)




Three months ended May 31,                                                                     1996                        1995
                                                                                              ______                     ______


Cash flows from operating activities:

   Net income                                                                               $    67                     $   178

   Adjustments to reconcile net income to net cash provided by (used in) operating activities:

      Depreciation and amortization                                                               6                          16

      Increase in provision for possible losses on accounts
        receivable                                                                               13                          -

      Other                                                                                    (97)                         101

      Decrease (increase) in:

        Trade receivable                                                                      (429)                         (70)

        Merchandise inventories                                                               (120)                      (1,123)

        Due from related party                                                                    -                          19

        Prepaid expenses and other current assets                                             (104)                        (594)

      Increase (decrease) in:

        Accounts payable - trade                                                                 10                         459

        Taxes                                                                                   221                          94

        Accrued expenses and other liabilities                                                  848                         (27)

        Due to related party                                                                   (138)                          -
                                                                                              ______                     ______
      Total adjustments                                                                         210                      (1,125)
                                                                                              ______                     ______
Net cash provided by (used in) operating activities                                             277                        (947)

Cash flows from investing activities:

   Capital expenditures, net of proceeds from sale of
      equipment                                                                                  (3)                       (28)

Cash flows from financing activities

   Net borrowings from (repayments to) banks                                                   (404)                       774
                                                                                              ______                     ______
Net decrease in cash                                                                          (130)                       (201)

Cash, beginning of period                                                                       471                        569
                                                                                              ______                     ______
Cash, end of period                                                                         $   341                    $   368
                                                                                              ======                     ======

     See accompanying notes to condensed consolidated financial statements.

                    AIC International, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




     Note 1. Results for the periods shown are not necessarily indicative of results for the full year.



     Note 2. The data herein reflects all the adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods.



     Note 3. There were no sales of unregistered securities during the quarter ended May 31, 1996.



     Note 4. The financial data are subject to year-end audit. Note disclosures required under generally accepted accounting principles are included in the Company's annual report (Form 10-KSB) for the fiscal year ended February 29, 1996. Form 10-QSB should be read in conjunction with such annual report (Form 10-KSB).

     AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations




     Results of Operations: Three months ended May 31, 1996 compared with three months ended May 31, 1995:

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



     Net Sales

     For the three months ended May 31, 1996 the Company's net sales increased by $624,000 to $3,787,000 from sales of $3,163,000 for the three months ended May 31, 1995. Sales by the Company's German subsidiary, Soligor GmbH, Foto Optik Video Electronik ("Soligor GmbH"), increased by DM 1,189,000 for the three months ended May 31, 1996 which, when combined with changes in the exchange rate, resulted in an increase in sales of $624,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment.



     Cost of Goods Sold

     As a percentage of sales, the Company's cost of goods sold for the three months ended May 31, 1996 and 1995 were 70.9% and 62.8% of sales, respectively. The increase in cost of goods sold as a percentage of sales was caused by changes of exchange rates on Japanese Yen, Dutch Marks and U.S. Dollar.

                    AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations





     Selling, General and Administrative Expenses

     As a percentage of sales, selling, general and administrative ("SG & A") expenses for the three months ended May 31, 1996 and 1995 were 27.4% and 31.6% of sales, respectively. SG & A expenses increased from $999,000 for the three months ended May 31, 1995 to $1,036,000 for the three months ended May 31, 1996. The decrease in SG & A expenses as a percentage of sales was the result of increased net sales.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                 AIC INTERNATIONAL, INC.
                                                 Registrant



                                             By: /s/Stephen Lai
                                                 -------------------------
                                                 Stephen Lai
                                                 Chief Financial Officer and
                                                 Chief Accounting Officer