Form 10QSB
period 1996-08-31
AIC INTERNATIONAL INC
filed 1997-07-22
CIK 2880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934




For Quarter Ended August 31, 1996               Commission file number  1-7948

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

                           August 31, 1996 - 4,207,379

                    AIC International, Inc. and Subsidiaries


                      Condensed Consolidated Balance Sheets
                         (000 omitted except share data)




                                                                                             August 31,              February 29,
                                                                                                1996                     1996
                                                                                             ___________             ____________
                                                                                             (Unaudited)
Assets
Current:
   Cash                                                                                      $   572                  $   471
   Trade receivables, less allowances of $95 and $83
    for possible losses                                                                        1,731                    1,480
   Merchandise inventories                                                                     3,615                    3,529
   Prepaid expenses and other current assets                                                     684                      318
                                                                                              ______                   ______
           Total current assets                                                                6,602                    5,798
Property and equipment, at cost less accumulated
 depreciation and amortization                                                                    72                       62
Other assets                                                                                      18                       18
                                                                                              ______                   ______
                                                                                             $ 6,692                  $ 5,878
                                                                                              ======                   ======
Liabilities and Stockholders' Equity
Current:
   Notes and loans payable - banks                                                           $ 1,285                  $ 1,566
   Accounts payable - trade                                                                       98                      109
   Due to related party                                                                        1,484                    1,399
   Income taxes payable                                                                          167                       83
   Other taxes                                                                                   382                      213
   Liability for product warranties                                                               63                       94
   Accrued expenses and other liabilities                                                      1,207                      293
                                                                                              ______                   ______
           Total current liabilities                                                           4,686                    3,757
Accrued pension costs                                                                            126                      127
                                                                                              ______                   ______
           Total liabilities                                                                   4,812                    3,884
                                                                                              ______                   ______
Commitments and Contingencies
Stockholders' equity:
   Common stock, $.10 par - shares authorized, 10,000,000;
    issued, 4,244,879                                                                            424                      424
   Additional paid-in capital                                                                  6,720                    6,720
   Deficit                                                                                    (6,228)                  (6,315)
   Accumulated translation adjustment                                                          1,076                    1,277
   Treasury stock, at cost - 37,500 shares                                                      (112)                    (112)
                                                                                              ______                   ______
           Total stockholders' equity                                                          1,880                    1,994
                                                                                              ______                   ______
                                                                                             $ 6,692                  $ 5,878
                                                                                              ======                   ======

     See accompanying notes to condensed consolidated financial statements.

                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                       (000 omitted except per share data)




                                                     Six months ended August 31,        Three months ended August 31,
                                                     ___________________________        _____________________________
                                                      1996                1995           1996                   1995
                                                     _______             ______         ______                 ______
Net sales                                            $7,481              $6,879         $3,694                 $3,716
                                                     _______             ______         ______                 ______
Cost of goods sold                                    5,280               4,834          2,596                  2,848

Selling, general and administrative
   expenses                                           2,114               2,128          1,078                  1,129
                                                     _______             ______         ______                 ______
      Total costs and expenses                        7,394               6,962          3,674                  3,977
                                                     _______             ______         ______                 ______
Net income (loss)                                        87                 (83)            20                  (261)
                                                     _______             ______         ______                 ______
Net income (loss) per share                        $    .02             $  (.02)     $      -                $  (.06)
                                                     =======             ======         ======                 ======

Weighted average number  of
   shares                                             4,207               4,207          4,207                 4,207
                                                     ======              ======         ======                 ======

     See accompanying notes to condensed consolidated financial statements.

                    AIC International, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                                  (000 omitted)






                                                                                                     Accumulated
                                                                           Additional Paid-          Translation    Treasury Stock,
                                                       Total  Common Stock   In Capital     Deficit   Adjustment       at Cost
                                                       ______ ____________ ________________ _______  ___________    _______________

Balance, March 1, 1996                                $1,994       $424       $6,720       $(6,315)     $1,277         $(112)

Net income for the six months ended August 31,
   1996                                                   87                                    87

Aggregate adjustment for the six months ended
  August 31, 1996  resulting from the translation
  of foreign  currency  statements                      (201)                                             (201)
                                                       ______     ______       ______       _______     ______         ______
Balance,  August 31,  1996                            $1,880       $424       $6,720      $(6,228)      $1,076         $(112)
                                                       ======     ======       ======       =======     ======         ======

     See accompanying notes to condensed consolidated financial statements.

                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (000 omitted)



Six months ended August 31,                                                                         1996                    1995
                                                                                                   ______                 ______
Cash flows from operating activities:
   Net income (loss)                                                                              $   87                 $  (83)
                                                                                                   ______                 ______
   Adjustments to reconcile  net income (loss) to net cash provided by (used in)
      operating activities:
      Depreciation, amortization                                                                      13                     10
      Increase in provision for possible losses on accounts receiv-
        able                                                                                          12                     32
      Other                                                                                        (201)                    (23)
      Decrease (increase) in:
        Trade receivable                                                                           (263)                   (287)
        Merchandise inventories                                                                     (86)                   (619)
        Due from related party                                                                         -                     47
        Prepaid expenses and other current assets                                                  (366)                    (67)
      Increase (decrease) in:
        Accounts payable - trade                                                                    (11)                     16
        Due to related party                                                                          85                     52
        Taxes                                                                                        253                    (25)
        Accrued expenses and other liabilities                                                       882                    295
                                                                                                   ______                 ______
      Total adjustments                                                                              318                   (569)
                                                                                                   ______                 ______
Net cash provided by (used in) operating activities                                                  405                   (652)
Cash flows from investing activities:
   Capital expenditures, net of proceeds from sale of equipment                                     (23)                    (15)
Cash flows from financing activities
   Net borrowings from (repayments to) bank                                                        (281)                    421
                                                                                                   ______                 ______
Net increase (decreased) in cash                                                                     101                   (246)
Cash, beginning of period                                                                            471                    569
                                                                                                   ______                 ______
Cash, end of period                                                                                $ 572                  $ 323
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



     Note 3. There were no sales of unregistered securities during the quarter ended August 31, 1996.



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



     Results of Operations: Six months ended August 31, 1996 compared with six months ended August 31, 1995:



     Net Sales

     For the six months ended August 31, 1996, the Company's net sales increased by $602,000 to $7,481,000 from sales of $6,879,000 for the six months ended August 31, 1995. Sales by the Company's German subsidiary, Soligor GmbH, Foto Optik Video Electronik ("Soligor GmbH"), increased by DM 1,463,000 which, when combined with changes in the exchange rate, resulted in an increase in sales of $602,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products groups, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment.



     Cost of Goods Sold

     As a percentage of sales cost of goods sold was 70.6% for the six months ended August 31, 1996 as compared to 70.3% for the six months ended August 31, 1995.



     Selling, General and Administrative Expenses

     For the six months ended August 31, 1996 and 1995, selling, general and administrative expenses ("SG & A") were 28.3% and 30.9% of sales, respectively. The decrease in S G & A expenses as a percentage of sales was the result of increased net sales.

                    AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations




     Results of Operations: Three months ended August 31, 1996 compared with three months ended August 31, 1995:



     Net Sales

     Net sales for the three months ended August 31, 1996, were $3,694,000 as compared to $3,716,000 for the three months ended August 31, 1995, a decrease of $22,000, or 0.6%. Sales by Soligor GmbH for the three months ended August 31, 1996 increased by DM 274,000 which, when combined with changes in the exchange rate, resulted in a decrease in sales of $22,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products groups, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment.



     Cost of Goods Sold

     For the three months ended August 31, 1996 and 1995, cost of goods sold as a percentage of sales was 70.3% and 76.6% of sales, respectively. The decrease in cost of goods sold as a percentage of sales was caused by changes of exchange rates on Japanese Yen, Dutch Mark and U.S. Dollar.



     Selling, General and Administrative Expenses

     For the three months ended August 31, 1996 and 1995 SG & A expenses were 29.2% and 30.4% of sales, respectively. The decrease in S G & A expenses as a percentage of sales was the result of increased net sales.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                        AIC INTERNATIONAL, INC.
                                        Registrant

                                     By:/s/Stephen Lai
                                        ______________________________
                                        Stephen Lai
                                        Chief Financial Officer and
                                        Chief Accounting Officer