Form 10QSB
period 1996-11-30
AIC INTERNATIONAL INC
filed 1997-07-22
CIK 2880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934




For Quarter Ended November 30, 1996             Commission file number  1-7948
                  -----------------                                    -------

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

                          November 30, 1996 - 4,207,379

                             AIC International, Inc.
                                and Subsidiaries

                      Condensed Consolidated Balance Sheets
                         (000 omitted except share data)



                                                                                             November 30,            February 29,
                                                                                                 1996                    1996
                                                                                             -------------           ------------
                                                                                               (Unaudited)

Assets
Current:
   Cash                                                                                          $   331             $  471
   Trade receivables, less allowances of $95 and $83
    for possible losses                                                                            2,219              1,480
   Merchandise inventories                                                                         3,701              3,529
   Prepaid expenses and other current assets                                                         709                318
                                                                                                   ______             _____
           Total current assets                                                                    6,960              5,798
Property and equipment, at cost less accumulated
 depreciation and amortization                                                                        67                 62
Other assets                                                                                          18                 18
                                                                                                   _____              _____
                                                                                                  $7,045             $5,878
                                                                                                   =====              =====
Liabilities and Stockholders' Equity
Current:
   Bank loans                                                                                     $2,298             $1,566
   Accounts payable - trade                                                                           49                109
   Due to related party                                                                            1,373              1,399
   Income taxes payable                                                                              262                 83
   Other taxes                                                                                       373                213
   Liability for product warranties                                                                  109                 94
   Accrued expenses and other liabilities                                                            506                293
                                                                                                   _____              _____
      Total current liabilities                                                                    4,970              3,757
   Accrued pension costs                                                                             121                127
                                                                                                   _____              _____
         Total liabilities                                                                         5,091              3,884
                                                                                                   _____              _____
Commitments and Contingencies
Stockholders' equity:
   Common stock, $.10 par - shares authorized, 10,000,000;
    issued, 4,244,879                                                                                424                424
   Additional paid-in capital                                                                      6,720              6,720
   Deficit                                                                                        (6,233)            (6,315)
   Accumulated translation adjustment                                                              1,155              1,277
   Treasury stock, at cost - 37,500 shares                                                          (112)              (112)
                                                                                                   _____              _____
           Total stockholders' equity                                                              1,954              1,994
                                                                                                   _____              _____
                                                                                                  $7,045             $5,878
                                                                                                   =====              =====

     See accompanying notes to condensed consolidated financial statements.

                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                       (000 omitted except per share data)




                                               Nine months ended November 30,               Three months ended November 30,
                                      ---------------------------------------------------------------------------------------
                                                      1996                    1995                  1996                   1995
                                                   _________               ________               _______                _______


Net sales                                          $12,000                 $10,927                $4,519                 $4,048
                                                   _________               ________               _______                _______
Cost of goods sold                                   8,459                   7,673                 3,179                  2,839

Selling, general and administrative
   expenses                                          3,459                   3,305                 1,345                  1,177
                                                   ________                _______                _______                ______

      Total costs and expenses                      11,918                  10,978                 4,524                  4,016
                                                   ________                _______                _______                ______
Net income (loss)                                       82                    (51)                   (5)                     32
                                                   ________                _______                _______                ______
Net income (loss) per share                            .02                $  (.01)               $    -                    (.01)
                                                   ========                =======                =======                ======

Weighted average number  of
   shares                                            4,207                   4,207                 4,207                  4,207
                                                   ========                =======                =======                ======

     See accompanying notes to condensed consolidated financial statements

                    AIC International, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                                  (000 omitted)






                                                                                                    Accumulated
                                                                           Additional Paid-         Translation   Treasury Stock,
                                                   Total      Common Stock    In Capital    Deficit   Adjustment    at Cost
                                                   ______     ____________ ______________   _______   ________     __________

Balance, March 1, 1996                             $1,994        $424          $6,720      $(6,315)    $1,277        $(112)

Net income, for the nine months ended Novem-
   ber 30, 1996                                        82                                       82

Aggregate adjustment for the nine months ended
   November 30, 1996 resulting from the transla-
   tion of foreign currency statements               (122)                                               (122)
                                                   ______      ______          _______      _______   ________       _______
Balance, November 30, 1996                         $1,954        $424          $6,720      $(6,233)    $1,155         $(112)
                                                  =======     =======          =======      =======   ========       =======



   See accompanying notes to condensed consolidated financial statements.

                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (000 omitted)



Nine months ended November 30,                                                                      1996                   1995
                                                                                                    ____                   ____

Cash flows from operating activities:
   Net income (loss)                                                                                $ 82                   $(51)
                                                                                                   =====                  =====
   Adjustments  to  reconcile  net income  (loss) to net cash used in  operating activities:
      Depreciation, amortization                                                                      20                     18
      Increase in provision for possible losses on accounts receiv-
        able                                                                                          12                      -
      Other                                                                                        (122)                     23
      Decrease (increase) in:
        Trade receivable                                                                           (751)                   (335)
        Accounts receivable - affiliate                                                                -                   (110)
        Merchandise inventories                                                                    (172)                   (321)
        Due from related party                                                                         -                    117
        Prepaid expenses and other current assets                                                  (391)                   (103)
      Increase (decrease) in:
        Accounts payable - trade                                                                    (60)                     61
        Due to related party                                                                        (26)                    192
        Taxes                                                                                        339                     20
        Accrued expenses and other liabilities                                                       222                    461
                                                                                                   _____                  _____
      Total adjustments                                                                            (929)                     23
                                                                                                   _____                  _____
Net cash used in operating activities                                                              (847)                    (28)
Cash flows from investing activities:
   Capital expenditures, net of proceeds from sale of equipment                                     (25)                    (20)
Cash flows from financing activities
   Net borrowings from bank                                                                          732                    117
                                                                                                   _____                  _____
Net increase (decreased) in cash                                                                   (140)                     69
Cash, beginning of period                                                                            471                    569
                                                                                                   _____                  _____
Cash, end of period                                                                                 $331                   $638
                                                                                                   =====                  =====

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



     Note 3. There were no sales of unregistered securities during the quarter ended November 30, 1996.



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



     Results of Operations: Nine months ended November 30, 1996 compared with nine months ended November 30, 1995:



     Net Sales

     For the nine months ended November 30, 1996 the Company's net sales increased by $1,073,000 to $12,000,000 from sales of $10,927,000 for the nine months ended November 30, 1995. Sales by the Company's German subsidiary, Soligor GmbH, Foto Optik Video Electronik ("Soligor GmbH"), increased by DM 2,564,000 which, when combined with changes in the exchange rate, resulted in an increase in sales of $1,073,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products groups, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment.



     Cost of Goods Sold

     As a percentage of sales, cost of goods sold was 70.5% for the nine months ended November 30, 1996 as compared to 70.2% for the nine months ended November 30, 1995. The increase in cost of goods sold as a percentage of sales was caused by changes of exchange rate on Japanese Yen, Dutch Mark and U.S. Dollars.



     Selling, General and Administrative Expenses

     For the nine months ended November 30, 1996 and 1995, selling, general and administrative ("SG & A") expenses were 28.8% and 30.2% of sales, respectively. The decrease in SG & A expenses as a percentage of sales was the result of increased net sales.

                    AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations




     Results of Operations: Three months ended November 30, 1996 compared with three months ended November 30, 1995:



     Net Sales

     Net sales for the three months ended November 30, 1996 were $4,519,000 as compared to $4,048,000 for the three months ended November 30, 1995, an increase of $471,000, or 11.6%. Sales by Soligor GmbH for the three months ended November 30, 1996 increased by DM 1,101,000, which when combined with changes in exchange rate, resulted in an increase in sales of $471,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products groups, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment.



     Cost of Goods Sold

     For the three months ended November 30, 1996 and 1995, cost of goods sold as a percentage of sales was 70.3% and 70.1% of sales, respectively. The increase in cost of goods sold as a percentage of sales was caused by changes of exchange rate on Japanese Yen, Dutch Mark and U.S. Dollars.



     Selling, General and Administrative Expenses

     For the three months ended November 30, 1996 and 1995 S G & A expenses were 29.8% and 29.1% of sales, respectively.

                    AIC International, Inc. and Subsidiaries

                                   Signatures





     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                      AIC INTERNATIONAL, INC.
                                      Registrant


                                   By:/s/Stephen Lai
                                      ----------------------------
                                      Stephen Lai
                                      Chief Financial Officer and
                                      Chief Accounting Officer