Form 10KSB
period 1997-02-28
AIC INTERNATIONAL INC
filed 1998-01-28
CIK 2880

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended February 28, 1997

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     Commission File No.: 1-7948

                             AIC INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)
                      Delaware                      11-2192898
     State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)


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

     Historically, the Company's primary business has been the sale of lenses for 35mm single lens reflex (SLR) camera, which has declined due to the popularity of auto focus cameras and compact cameras. In fiscal 1996 and 1997, the Company experienced increasing demand of interchangeable lenses for its SLR cameras. In fiscal 1997, the Company's sales of all types of Soligor lenses represented approximately 60% of the Company's total Soligor products sales.

     Since 1989, the Company's domestic activities were comprised of maintaining a small administrative office with a minimal staff. The Company has no present plans to expand its business activities in the U.S., however, Soligor GmbH continues to remain active in the photographic industry. U.S. operating expenses are funded through dividends from Soligor GmbH.

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

     The Company has been marketing and distributing Soligor brand lenses, exposure meters and accessories since 1956. Accessories available under the Soligor name include tripods, electronic flash units, camera bags, binoculars and optical devices. Soligor sales represented approximately 85% of the Company's overall consolidated sales for the fiscal year 1997 and 76.7% for fiscal year 1996. The Company owns the Soligor trademark and has registered it in many countries around the world.

     Since 1972, Soligor GmbH has been the exclusive distributor in Germany for Elmo products, formerly a manufacturer of film cameras and projectors, who now produces AV equipment and CCD surveillance cameras in Japan. Elmo sales represented 14.9% and 22.4%, respectively, of the Company's overall consolidated sales for the fiscal years ended 1997 and 1996.

     In 1986, the Company began purchasing flashes and winders for cameras to be marketed by the Company and Soligor GmbH under the name of Soligor from Maxwell Electronics, Ltd. ("Maxwell"), a Hong Kong corporation all of whose shares are owned by Daniel C.K. Yu, Chairman of the Board, principal shareholder and a Director of the Company. Mr. Yu is also the sole shareholder of AIC Investment Ltd., a Hong Kong corporation which owns 77.6% of the Company's Common Stock. For fiscal years 1997 and 1996, sales of Maxwell products represented approximately 3.4% and 4.5%, respectively, of consolidated net sales of Soligor products. In connection with these sales, from 1986 to March 1989, Maxwell extended financing to the Company and, as of February 28, 1997, was owed an aggregate of $1,341,101 by the Company, including accrued interest of $667,827. See Note 8 to Financial Statements.

     Distribution and Repair Operation

     The Company distributes its merchandise by utilizing its warehouse located in Leinfelden-Echterdingen near Stuttgart, Germany. Warranty repairs and service operations for the U.S. are now being performed on behalf of the Company by a third party repairer. Customers are billed for repairs made after expiration of the applicable warranty period. The Company had liability for product warranties for fiscal 1997 and 1996 of $96,124 and $93,674, respectively.

Competitive Conditions

     Despite the decline of photographic consumers' spending power in Europe in fiscal 1997, the Company's total sales volume increased by 18.9% in Deutsche Mark (representing a 7.9% increase in the German domestic sales and 39.6% on international sales) compared to the prior year. The sales volume increased by 8.8% in U.S. dollars when combined with effects of changes in exchange rates. This increase was primarily due to the Company's German subsidiary's, Soligor GmbH, effective marketing program and successful introduction of new products, such as viewfinder cameras, AF zoom lenses and binoculars, which have been well received by European consumers. The Company's competitors are not able to offer lines as various and complete as Soligor.

     Sales of Soligor and Elmo products comprised 85.1% and 14.9%, respectively, of the Company's total sales for fiscal 1997. 62.1% of the Company's sale of Soligor product were made in the German domestic market and 37.9% were sales made internationally. Of the 37.9% of sales made internationally, 41.8% of total exports were to countries of the European Common Market, 48.6% to European countries which are not members of the Common Market and 9.6% to countries outside of Europe.

     Material Licenses

     The Company has an exclusive distribution agreement with Elmo Co. Ltd. (for an unstated period of time) for the distribution of Elmo AV equipment and CCD surveillance cameras in Germany.

     Employees

     As of February 28, 1997, the Company employed one person in the United States and Soligor GmbH employed 36 persons in Germany.

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

     Item 2. Properties

     The Company leases its regional offices in New York and Germany. These leases cover an aggregate of approximately 14,000 square feet of floor space and $122,000 in annual rentals. The lease for the Company's German offices expires in the year 2000. On August 14, 1997, the Company's German subsidiary, Soligor GmbH, purchased this building located at Schulze-Delitzsch Str. 7, D-70711, Leinfelder, Echterdingen, Germany for DM 1,560,000. The Company's executive offices are located at 117 East 57th Street, Suite 21H, New York, New York 10022, in a condominium owned by the Chairman of the Board and principal shareholder of the Company and are occupied on a month to month basis pursuant to which the Company pays building maintenance fees and property taxes.

     Item 3. Legal Proceedings

     The Company is currently having discussions with the New York State Tax Department in connection with fiscal years 1980, 1981 and 1982. The inquiry by New York State arose in connection with the Company's payment of deficiencies assessed by the Internal Revenue Service in February 1995, for the tax years 1980 through 1984.

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

     The number of recordholders of the Common Stock as of October 15, 1997 is 927.

     No cash or stock dividends were paid during fiscal 1996 and 1997. The future payment by the Company of dividends, if any, is discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company is not contractually restricted in its ability to pay dividends.

     Item 6. Selected Financial Data


                                                                         Year Ended

                                       Feb. 28            Feb. 29               Feb. 28            Feb. 28            Feb. 28
                                        1997               1996                  1995               1994                1993

                                                  (Thousands of dollars, except per share amounts)

Income Statement Data
Net Sales                              $15,523            $14,274               $10,703            $9,916             $11,398
Net Income (Loss)                           67               (36)                 (592)             (125)                 (4)
Average Number of
 Outstanding Shares                      4,207              4,207                 4,207             4,207               4,207
Net Loss Per Share of Common Stock
                                           .02              (.01)                 (.14)             (.03)                 -
Cash Dividends                           None               None                  None              None                 None
Balance Sheet Data
------------------
Total Assets                             5,408              5,735                 6,377             6,312               5,722
Working Capital                          1,611              2,040                 2,121             2,181               2,426
Long Term Obligations                      107                127                   133               105                 113
Stockholders' Equity                     1,613              1,993                 2,073             2,147               2,407


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Financial Condition of Discontinued Operations

     Maintaining the Company's presence in New York, which has been reduced to minimal operations, is funded by dividends generated from the Company's German subsidiary. The Company has no intention to operate sales other than of the German subsidiary, which has managed worldwide sales successfully in the past years.

     Results of Operations

     Despite the spending power of customers stagnating in Europe, the Company's net sales increased in fiscal 1997 by $1,249,324 to $15,523,257 from sales of $14,273,933 in fiscal 1996. In fiscal year 1997, sales by the Company's German subsidiary, Soligor GmbH, increased by 8.75% from the prior year, by effective promotion and adding more new products and accessories to existing lines.

     Cost of Sales

     As a percentage of sales, the Company's cost of sales increased to 69.1% in fiscal 1997 from 66.5% in 1996. The main reason for the increase was the higher cost of imported products due to fluctuation of exchange rates of Japanese Yen and German Deutsche Mark.

     Operating Expenses

     The Company's total selling, general and administrative expenses decreased to $3,701,408 from $3,765,245 the previous year, as a result of increased Soligor GmbH operating expenses offset by changes in exchange rate.

     In fiscal 1997, operating expenses of Soligor GmbH increased by DM711,900 (U.S. $421,940) compared to the prior year, due to an increase in sales.

     The Company incurred expenses of $112,000 in fiscal 1997 and $111,000 in fiscal 1996 in connection with maintaining a New York office.

     Taxes on Income

     After reconciling for the difference between the reported tax expenses and the amounts computed by using the statutory federal income tax rate, the total income tax payable for fiscal year 1997 is $278,000.

     Summary

     In fiscal 1997, the higher sales volume resulted in a net income of $67,000 compared to a net loss of $36,000 for fiscal 1996.

     Liquidity

     The Company's working capital at February 28, 1997 was $1,610,952 and was $2,039,783 at February 29, 1996. The ratio of current assets to current liabilities was 1.44 to 1 at February 28, 1997, and 1.54 to 1 at February 29, 1996.

     Net cash provided by operating activities was $736,508 in fiscal 1997 compared to net cash provided in operating activities of $596,350 in fiscal 1996.

     Net cash of $59,997 for capital expenditures in fiscal 1997 compared to $3,494 which was received by sale of equipment in fiscal 1996.

     Net cash of $247,313 was used in financing activities in fiscal 1997 compared to net cash of $653,035 in fiscal 1996. The Company believes its cash flow, working capital, internally generated funds and the funds available under its line of credit is sufficient to meet its current working capital needs.

     Item 8. Financial Statements

     This information is contained on Pages F-1 through F-15 hereof.

     Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     Item 10. Directors and Executive Officers of the Registrant

     Each of the following individuals was a director of the Company as of February 28, 1997.



                                Position with the Company
                                Business Experience During
                                 the Past Five Years and
    Name              Age       Other Public Directorships    Director Since

Daniel C.K. Yu        61        Chairman and Director of the       1986
                                Company, Managing Director
                                of Maxwell Electronics, Ltd.

James B. Wong         65        Director and President of the      1987
                                Company

Stephen P.Y. Chow     69        Director of the Company,           1987
                                Director of Top-Q-A
                                Development Ltd., Top-Q-S
                                Investment Ltd., P.Y. Chow
                                (Secretaries) Ltd., P.Y. Chow
                                (Consultants) Ltd. and
                                Kiangsu and Chekiang
                                Residents (H.K.) Association

Robert I. Campbell    49        President of Stratheden            1988
                                Investment Ltd. of Monrovia,
                                Liberia, Solicitor & Notary
                                Public qualified in England &
                                Wales, Hong Kong and Australia


     The term of office of each director will continue until the next annual meeting of stockholders or until his earlier death, resignation or removal.

     The executive officers of the Company as of February 28, 1997, together with their ages are:

Name                    Age                Office
James B. Wong           65                 President
Stephen Lai             43                 Secretary, Chief Financial Officer
                                           and Vice President


     Item 11. Executive Compensation

     The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended February 28, 1997, February 29, 1996 and February 28, 1995 to the Company's President. For the fiscal years ended
February 28, 1997, February 29, 1996, and February 28, 1995, no executive officer received cash compensation in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

        Name and Principal Position           Year              Salary
        ---------------------------           ----              ------
James B. Wong..............................   1997              $36,000
 President.................................   1996              $36,000
                                              1995              $36,000


     The Company also pays an annual service fee of DM10,000 to members of the Advisory Council of Soligor GmbH and a service fee of $3,000 to directors of the Company.

     Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of February 28, 1997 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated each beneficial owner has sole voting and investment power over such owner's shares.

          Name                     Shares                      Percent of Class
AIC Investment Ltd., Hong Kong   3,267,361                          77.6%

Estate of Rose Silverman,
Forest Hills, New York             424,851                          10.1%

All Directors and Officers as
a group(five persons)                01                               01


     Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. New rules governing these reports were adopted in February 1991 and generally became effective in May 1991. Based solely on the Company's review of the copies of such forms received by it during the Company's fiscal year ended February 28, 1997, the Company believes that all filing requirements applicable to the Reporting Persons were complied with.

     Item 13. Certain Relationships and Related Transactions

     In 1986, the Company began purchasing flashes and winders for cameras to be marketed by the Company and Soligor GmbH under the name of Soligor from Maxwell Electronics, Ltd. ("Maxwell"). Maxwell, a Hong Kong corporation all of whose shares are owned by Daniel C.K. Yu, Chairman of the Board, principal shareholder and a Director of the Company. Mr. Yu is also the sole shareholder of AIC Investment Ltd., a Hong Kong corporation which owns 77.6% of the Company's Common Stock. For fiscal years 1997 and 1996, sales of Maxwell products represented approximately 3.4% and 4.5%, respectively, of consolidated net sales of Soligor products. In connection with these sales, from 1986 to March 1989, Maxwell extended financing to the Company and, as of February 28, 1997, was owed an aggregate of $1,341,101 by the Company, including accrued interest of $667,827.

     Item 14. Exhibits and reports on Form 8-K

     (a) EXHIBITS

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


                                                    AIC INTERNATIONAL, INC.
                                                    Registrant



                                                 By:/s/---------------------
                                                    James B. Wong, President


     Dated: December __. 1997



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                       Date


/s/----------------           President and Director          December __, 1997
James B. Wong

/s/----------------           Vice President, Secretary       December __, 1997
Stephen Lai                   and Chief Financial Officer

/s/----------------           Director and Chairman           December __, 1997
Daniel C.K. Yu                of the Board

/s/----------------           Director                        December __, 1997
Stephen P.Y. Chow

/s/----------------           Director                        December __, 1997
Robert I. Campbell