Form 10-Q
period 1997-05-31
AIC INTERNATIONAL INC
filed 1998-07-22
CIK 2880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934




For Quarter Ended May 31, 1997                    Commission file number  1-7948

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

                            May 31, 1997 - 4,207,379



                    AIC International, Inc. and Subsidiaries


                      Condensed Consolidated Balance Sheets
                         (000 omitted except share data)




                                                                                                    May 31,             February 28,
                                                                                                     1997                    1997

------------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                          (Unaudited)
Current:
   Cash                                                                                              $  360                   $  454
   Trade receivables, less allowances of $82 and $78
    for possible losses                                                                               1,460                    1,507
   Merchandise inventories                                                                            3,859                    3,243
   Prepaid expenses and other current assets                                                            702                       95
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                       6,381                    5,299
Property and equipment, at cost less accumulated
 depreciation and amortization                                                                           96                       91
Other assets                                                                                             17                       18
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $6,494                   $5,408
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current:
   Bank loans                                                                                         1,691                   $1,319
   Accounts payable - trade                                                                             116                      108
   Due to related party                                                                               1,682                    1,353
   Income taxes payable                                                                                 374                      309
   Other taxes payable                                                                                  604                      198
   Liability for product warranties                                                                      41                       96
   Accrued payroll, commissions and other liabilities                                                   284                      305
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                  4,792                    3,688
Accrued pension costs                                                                                   106                      107
------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                          4,898                    3,795
------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity:
   Common stock, $.10 par - shares authorized, 10,000,000;
    issued, 4,244,879                                                                                   424                      424
   Additional paid-in capital                                                                         6,720                    6,720
   Deficit                                                                                          (6,226)                  (6,249)
   Accumulated translation adjustment                                                                   790                      830
   Treasury stock, at cost - 37,500 shares                                                            (112)                    (112)
------------------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                                 1,596                    1,613
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $6,494                   $5,408
------------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                                                                                                                            2





                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                       (000 omitted except per share data)




Three months ended May 31,                                                                                  1997                1996
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                                                 $3,297              $3,787
------------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                                                                         2,259               2,684

Selling, general and administrative expenses                                                               1,015               1,036
------------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                                                                             3,274               3,720
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                                                               $    23             $    67
------------------------------------------------------------------------------------------------------------------------------------
Net income per share                                                                                     $   .01             $   .02
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number  of shares                                                                         4,207               4,207
------------------------------------------------------------------------------------------------------------------------------------

     See accompanying notesto condensed consolidated financial statements.

                                                                                                                            3



                    AIC International, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                                  (000 omitted)



                                                                                                         Accumulated
                                                                              Additional Paid-           Translation Treasury Stock,
                                                          Total   Common Stock  In Capital     Deficit   Adjustment      at Cost
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 1, 1997                                    $1,613      $424         $6,720      $(6,249)     $830         $(112)

Net income for the three months ended May 31,
   1997                                                       23        -            -               23       -             -

Aggregate adjustment for the three months ended
   May 31, 1997 resulting from the translation of
   foreign currency statements                               (40)       -            -              -        (40)           -
------------------------------------------------------------------------------------------------------------------------------------
Balance, May 31, 1997                                     $1,596      $424         $6,720       $(6,226)    $790         $(112)
------------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

4





                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (000 omitted)



Three months ended May 31,                                                                          1997                        1996
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                                      $  23                     $   67
------------------------------------------------------------------------------------------------------------------------------------
   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
      operating activities:
      Depreciation, amortization                                                                       8                          6
      Increase in provision for possible losses on accounts receiv-
        able                                                                                           4                         13
      Other                                                                                          (40)                       (97)
      Decrease (increase) in:
        Trade receivable                                                                              43                       (429)
        Merchandise inventories                                                                     (616)                      (120)
        Prepaid expenses and other current assets                                                   (607)                      (104)
        Other assets                                                                                   1                         -
      Increase (decrease) in:
        Accounts payable - trade                                                                       8                         10
        Due to related party                                                                         329                       (138)
        Taxes payable                                                                                471                        848
        Accrued expenses and other liabilities                                                       (77)                       221
------------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                             (476)                       210
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                                 (453)                       277
Cash flows from investing activities:
   Capital expenditures, net of proceeds from sale of equipment                                      (13)                        (3)
Cash flows from financing activities
   Net borrowings from (repayments to) bank                                                          372                       (404)
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                                 (94)                      (130)
Cash, beginning of period                                                                            454                        471
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                 $360                      $ 341
------------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                                                                                                                            5

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



Note 3.                          There   were  no  sales  of   unregistered
                                 securities during the quarter ended May 31, 1997.



Note 4. The financial data are subject to year-end audit. Note disclosures required under generally accepted accounting principles are included in the Company's annual report (Form 10-KSB) for the fiscal year ended February 29, 1997. Form 10-QSB should be read in conjunction with such annual report (Form 10-KSB).

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



     Results of Operations: Three months ended May 31, 1997 compared with three months ended May 31, 1996:



Net Sales

     For the three months ended May 31, 1997, the Company's net sales decreased by $490,000 to $3,297,000 from sales of $3,787,000 for the three months ended May 31, 1996. Sales by the Company's German subsidiary, Soligor GmbH, Foto Optik Video Electronik ("Soligor GmbH"), decreased by DM 126,000 for the three months ended May 31, 1997 which, when combined with changes in the exchange rate, resulted in a decrease in sales of $490,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment.



Cost of Goods Sold

     As a percentage of sales, the Company's cost of goods sold for the three months ended May 31, 1997 and 1996 were 68.5% and 70.9% of sales, respectively. The decrease in cost of goods sold as a percentage of sales was caused by changes of exchange rates on Japanese Yen, Dutch Marks and U.S. Dollar.



Selling, General and Administrative Expenses

     As a percentage of sales, selling, general and administrative ("SG&A") expenses for the three months ended May 31, 1997 and 1996 were 30.8% and 27.4% of sales, respectively. SG&A expenses decreased from $1,036,000 for the three months ended May 31, 1996 to $1,015,000 for the three months ended May 31, 1997. The increase in SG&A expenses as a percentage of sales was the result of decreased net sales.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                         AIC INTERNATIONAL, INC.
                                                                      Registrant


                                                      /s/     Stephen Lai
                                                     ---------------------------
                                                     Chief Financial Officer and
                                                        Chief Accounting Officer