Form 10-Q
period 1997-08-31
AIC INTERNATIONAL INC
filed 1998-07-22
CIK 2880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934




For Quarter Ended August 31, 1997                 Commission file number  1-7948


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

                           August 31, 1997 - 4,207,379




                    AIC International, Inc. and Subsidiaries


                      Condensed Consolidated Balance Sheets
                         (000 omitted except share data)




                                                                                                    August 31,          February 28,
                                                                                                      1997                  1997
------------------------------------------------------------------------------------------------------------------------------------

Assets                                                                                            (Unaudited)
Current:
   Cash                                                                                              $  406                  $  454
   Trade receivables, less allowances of $80 and $78
    for possible losses                                                                               1,434                   1,507
   Merchandise inventories                                                                            3,785                   3,243
   Prepaid expenses and other current assets                                                            760                      95
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                       6,385                   5,299
Property and equipment, at cost less accumulated
 depreciation and amortization                                                                          946                      91
Other assets                                                                                              9                      18
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $7,340                  $5,408
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current:
   Bank loans                                                                                        $3,225                  $1,319
   Accounts payable - trade                                                                              80                     108
   Due to related party                                                                               1,374                   1,353
   Income taxes payable                                                                                 425                     309
   Other taxes                                                                                          269                     198
   Liability for product warranties                                                                      58                      96
   Accrued payroll, commissions and other liabilities                                                   301                     305
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                  5,732                   3,688
Accrued pension costs                                                                                   100                     107
------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                          5,832                   3,795
------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity:
   Common stock, $.10 par - shares authorized, 10,000,000;
    issued, 4,244,879                                                                                   424                     424
   Additional paid-in capital                                                                         6,720                   6,720
   Deficit                                                                                           (6,151)                 (6,249)
   Accumulated translation adjustment                                                                   627                     830
   Treasury stock, at cost - 37,500 shares                                                             (112)                   (112)
------------------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                                 1,508                   1,613
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     $7,340                  $5,408
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



                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                       (000 omitted except per share data)




                                                     Six months ended August 31,                  Three months ended August 31,
                                           -----------------------------------------------------------------------------------------
                                                           1997                    1996                  1997                   1996

------------------------------------------------------------------------------------------------------------------------------------
Net sales                                                $6,800                  $7,481                $3,503                 $3,694
------------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                        4,730                   5,280                 2,471                  2,596

Selling, general and administrative
   expenses                                               1,972                   2,114                   957                  1,078
------------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                            6,702                   7,394                 3,428                  3,674
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                   98                      87                    75                     20
------------------------------------------------------------------------------------------------------------------------------------
Net income per share                                   $    .02                 $   .02               $   .02               $      -
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number  of
   shares                                                 4,207                   4,207                 4,207                  4,207
------------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                                                                                                                            3



                    AIC International, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                                  (000 omitted)





------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Accumulated
                                                                             Additional Paid-           Translation  Treasury Stock,
                                                      Total     Common Stock    In Capital     Deficit  Adjustment       at Cost
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 1, 1997                                $1,613        $424         $6,720       $(6,249)     $830           $(112)

Net income for the six months ended August 31,
   1997                                                   98          -               -            98        -               -

Aggregate adjustment for the six months ended
   August 31, 1997 resulting from the translation
   of foreign currency statements                       (203)         -               -             -      (203)             -
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 1997                              $1,508        $424         $6,720       $(6,151)     $627           $(112)
------------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

4



                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (000 omitted)



Six months ended August 31,                                                                         1997                        1996
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                                      $  98                     $   87
------------------------------------------------------------------------------------------------------------------------------------
   Adjustments  to  reconcile  net  income  to net cash  provided  by (used  in)
      operating activities:
      Depreciation, amortization                                                                      26                         13
      Increase in provision for possible losses on accounts receiv-
        able                                                                                           2                         12
      Other                                                                                         (203)                      (201)
      Decrease (increase) in:
        Trade receivable                                                                              71                       (263)
        Merchandise inventories                                                                     (542)                       (86)
        Prepaid expenses and other current assets                                                   (665)                      (366)
        Other assets                                                                                   9                         -
      Increase (decrease) in:
        Accounts payable - trade                                                                     (28)                       (11)
        Due to related party                                                                          21                         85
        Taxes payable                                                                                187                        253
        Accrued expenses and other liabilities                                                       (49)                       882
------------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                           (1,171)                       318
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                               (1,073)                       405
Cash flows from investing activities:
   Capital expenditures                                                                             (881)                       (23)
Cash flows from financing activities
   Net borrowings from (repayments to) bank                                                        1,906                       (281)
------------------------------------------------------------------------------------------------------------------------------------
Net increase (decreased) in cash                                                                     (48)                       101
Cash, beginning of period                                                                            454                        471
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                                 $406                      $ 572
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



Note 3.                          There   were  no  sales  of   unregistered
                                 securities during the quarter ended August 31, 1997.



Note 4. The financial data are subject to year-end audit. Note disclosures required under generally accepted accounting principles are included in the Company's annual report (Form 10-KSB) for the fiscal year ended February 28, 1997. Form 10-QSB should be read in conjunction with such annual report (Form 10-KSB).

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



     Results of Operations: Six months ended August 31, 1997 compared with six months ended August 31, 1996:



     Net Sales

     For the six months ended August 31, 1997, the Company's net sales decreased by $681,000 to $6,800,000 from sales of $7,481,000 for the six months ended August 31, 1996. Sales by the Company's German subsidiary, Soligor GmbH, Foto Optik Video Electronik ("Soligor GmbH"), increased by DM 514,000 which, when combined with changes in the exchange rate, resulted in a decrease in sales of $681,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products groups, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment.



     Cost of Goods Sold

     As a percentage of sales cost of goods sold was 69.6% for the six months ended August 31, 1997 as compared to 70.6% for the six months ended August 31, 1996.



     Selling, General and Administrative Expenses

     For the six months ended August 31, 1997 and 1996, selling, general and administrative expenses ("SG & A") were 29.0% and 28.3% of sales, respectively. The increase in S G & A expenses as a percentage of sales was the result of decreased net sales.

                    AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations




     Results of Operations: Three months ended August 31, 1997 compared with three months ended August 31, 1996:



     Net Sales

     Net sales for the three months ended August 31, 1997, were $3,503,000 as compared to $3,694,000 for the three months ended August 31, 1996, a decrease of $191,000, or 5%. Sales by Soligor GmbH for the three months ended August 31, 1997 increased by DM 640,000 which, when combined with changes in the exchange rate, resulted in a decrease in sales of $191,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products groups, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment.



     Cost of Goods Sold

     For the three months ended August 31, 1997 and 1996, cost of goods sold as a percentage of sales was 70.5% and 70.3% of sales, respectively. The decrease in cost of goods sold as a percentage of sales was caused by changes of exchange rates on Japanese Yen, Dutch Mark and U.S. Dollar.



     Selling, General and Administrative Expenses

     For the three months ended August 31, 1997 and 1996 SG & A expenses were 27.3% and 29.2% of sales, respectively.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                                         AIC INTERNATIONAL, INC.
                                                                      Registrant




                                                        /s/   Stephen Lai
                                                        ------------------------
                                                     Chief Financial Officer and
                                                        Chief Accounting Officer