Form 10-Q
period 1997-11-30
AIC INTERNATIONAL INC
filed 1998-07-22
CIK 2880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES AND EXCHANGE ACT OF 1934




For Quarter Ended November 30, 1997               Commission file number  1-7948

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

                          November 30, 1997 - 4,207,379






                             AIC International, Inc.
                                and Subsidiaries

                      Condensed Consolidated Balance Sheets
                         (000 omitted except share data)



                                                                                                     November 30,       February 28,
                                                                                                         1997               1997
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     (Unaudited)

Assets
Current:
   Cash                                                                                              $   264                 $  454
   Trade receivables, less allowances of $83 and $78
    for possible losses                                                                                1,653                  1,507
   Merchandise inventories                                                                             3,361                  3,243
   Prepaid expenses and other current assets                                                             502                     95
------------------------------------------------------------------------------------------------------------------------------------
           Total current assets                                                                        5,780                  5,299
Property and equipment, at cost less accumulated
 depreciation and amortization                                                                         1,076                     91
Other assets                                                                                               9                     18
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $6,865                 $5,408
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current:
   Bank loans                                                                                          2,517                 $1,319
   Accounts payable - trade                                                                              143                    108
   Due to related party                                                                                1,369                  1,353
   Income taxes payable                                                                                  443                    309
   Other taxes payable                                                                                   321                    198
   Liability for product warranties                                                                       93                     96
   Accrued payroll, commissions and other liabilities                                                    267                    305
------------------------------------------------------------------------------------------------------------------------------------
           Total current liabilities                                                                   5,153                  3,688
   Accrued pension costs                                                                                 102                    107
------------------------------------------------------------------------------------------------------------------------------------
           Total liabilities                                                                           5,255                  3,795
------------------------------------------------------------------------------------------------------------------------------------
Commitments and Contingencies
Stockholders' equity:
   Common stock, $.10 par - shares authorized, 10,000,000; issued, 4,244,879                             424                    424
   Additional paid-in capital                                                                          6,720                  6,720
   Deficit                                                                                            (6,115)                (6,249)
   Accumulated translation adjustment                                                                    693                    830
   Treasury stock, at cost - 37,500 shares                                                              (112)                  (112)
------------------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                                                  1,610                  1,613
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                      $6,865                 $5,408
------------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.
                                                                                                                            2




                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                       (000 omitted except per share data)




                                                    Nine months ended November 30,               Three months ended November 30,
                                           -----------------------------------------------------------------------------------------
                                                           1997                    1996                  1997                   1996
------------------------------------------------------------------------------------------------------------------------------------

Net sales                                               $10,511                 $12,000                $3,711                 $4,519
------------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                        7,320                   8,459                 2,590                  3,179

Selling, general and administrative
   expenses                                               3,057                   3,459                 1,085                  1,345
------------------------------------------------------------------------------------------------------------------------------------
      Total costs and expenses                           10,377                  11,918                 3,675                  4,524
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                       $   134                      82                    36                    (5)
------------------------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                             $   .03                 $   .02                $  .01                 $   -
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number  of
   shares                                                 4,207                   4,207                 4,207                  4,207
------------------------------------------------------------------------------------------------------------------------------------

      See accompanying notes to condensed consolidated financial statements

                                                                                                                            3


                    AIC International, Inc. and Subsidiaries

            Condensed Consolidated Statement of Stockholders' Equity
                                   (Unaudited)
                                  (000 omitted)





------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                                             Additional Paid-            Translation Treasury Stock,
                                                      Total     Common Stock    In Capital     Deficit    Adjustment     at Cost
------------------------------------------------------------------------------------------------------------------------------------

Balance, March 1, 1997                               $1,613         $424        $6,270        $(6,249)      $830         $(112)

Net income, for the nine months ended Novem-
   ber 30, 1997                                         134                                       134

Aggregate adjustment for the nine months ended
   November 30, 1997 resulting from the transla-
   tion of foreign currency statements                 (137)                                                (137)
------------------------------------------------------------------------------------------------------------------------------------
Balance, November 30, 1997                           $1,610         $424        $6,270        $(6,115)      $693         $(112)
------------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

4






                    AIC International, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                  (000 omitted)



Nine months ended November 30,                                                                      1997                        1996
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                                                                     $  134                     $   82
------------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization                                                                   33                         20
      Increase in provision for possible losses on accounts receiv-
        able                                                                                           5                         12
      Other                                                                                         (137)                      (122)
      Decrease (increase) in:
        Trade receivable                                                                            (151)                      (751)
        Merchandise inventories                                                                     (118)                      (172)
        Prepaid expenses and other current assets                                                   (407)                      (391)
        Other assets                                                                                   9                         -
      Increase (decrease) in:
        Accounts payable - trade                                                                      35                        (60)
        Due to related party                                                                          16                        (26)
        Taxes payable                                                                                257                        339
        Accrued expenses and other liabilities                                                       (46)                       222
------------------------------------------------------------------------------------------------------------------------------------
      Total adjustments                                                                             (504)                      (929)
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                               (370)                      (847)
Cash flows from investing activities:
   Capital expenditures                                                                           (1,018)                       (25)
Cash flows from financing activities
   Net borrowings from bank                                                                        1,198                        732
------------------------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                                (190)                      (140)
Cash, beginning of period                                                                            454                        471
------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                                               $  264                      $ 331
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



Note 3.                          There   were  no  sales  of   unregistered
                                 securities during the quarter ended November 30, 1997.



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



     Results of Operations: Nine months ended November 30, 1997 compared with nine months ended November 30, 1996:



     Net Sales

     For the nine months ended November 30, 1997 the Company's net sales decreased by $1,489,000 to $10,511,000 from sales of $12,000,000 for the nine months ended November 30, 1996. Sales by the Company's German subsidiary, Soligor GmbH, Foto Optik Video Electronik ("Soligor GmbH"), increased by DM 276,000 which, when combined with changes in the exchange rate, resulted in a decrease in sales of $1,489,000 after translation. The Company's sales increased due to efforts of Soligor GmbH in promoting the sale of new products groups, such as electronic products and video equipment, an increasing number of accessories, as well as video surveillance equipment.



     Cost of Goods Sold

     As a percentage of sales, cost of goods sold was 69.6% for the nine months ended November 30, 1997 as compared to 70.5% for the nine months ended November 30, 1996. The decrease in cost of goods sold as a percentage of sales was caused by changes of exchange rate on Japanese Yen, Dutch Mark and U.S. Dollars.



     Selling, General and Administrative Expenses

     For the nine months ended November 30, 1997 and 1996, selling, general and administrative ("SG & A") expenses were 29.1% and 28.8% of sales, respectively. The increase in SG & A expenses as a percentage of sales was the result of decreased net sales.

                    AIC International, Inc. and Subsidiaries

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations




     Results of Operations: Three months ended November 30, 1997 compared with three months ended November 30, 1996:



     Net Sales

     Net sales for the three months ended November 30, 1997 were $3,711,000 as compared to $4,519,000 for the three months ended November 30, 1996, a decrease of $808,000, or 17.9%. Sales by Soligor GmbH for the three months ended November 30, 1997 decreased by DM 238,000, which when combined with changes in exchange rate, resulted in a decrease in sales of $808,000 after translation. The Company's sales decreased due to slow spending of the consumers in the whole Europe after the vacation season.



     Cost of Goods Sold

     For the three months ended November 30, 1997 and 1996, cost of goods sold as a percentage of sales was 69.8% and 70.3% of sales, respectively. The decrease in cost of goods sold as a percentage of sales was caused by changes of exchange rate on Japanese Yen, Dutch Mark and U.S. Dollars.



     Selling, General and Administrative Expenses

     For the three months ended November 30, 1997 and 1996 S G & A expenses were 29.2% and 29.8% of sales, respectively.

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