Form 10KSB
period 1998-02-28
AIC INTERNATIONAL INC
filed 1999-02-17
CIK 2880

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the fiscal year ended February 28, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The total revenue of the Company for fiscal 1998 was $13,478,000.

     The aggregate market value of the shares of Common Stock held by non-affiliates of the Company is unavailable.

     Indicate the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date:


      Class of                                                    Number of
    Common Equity                                                   Shares
    -------------                                                 ---------
    Common Stock                                                  4,207,379
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

     Historically, the Company's primary business has been the sale of lenses for 35mm single lens reflex (SLR) camera, which has declined due to the popularity of auto focus cameras and compact cameras. In fiscal 1998, the sales of interchangeable lenses for SLR cameras were at approximately the same level as for fiscal 1997, despite the stagnancy of the German domestic market. This situation is expected to continue into fiscal 1999, with the rising popularity of more advanced new models of cameras equipped with zoom lenses.

     Since 1989, the Company's domestic activities were comprised of maintaining a small administrative office with a minimal staff. The Company has no present plans to expand its business activities in the U.S.; however, Soligor GmbH continues to remain active in the photographic industry. U.S. operating expenses are funded through dividends from Soligor GmbH.

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

     The Company has been marketing and distributing Soligor brand lenses, exposure meters and accessories since 1956. Accessories available under the Soligor name include tripods, electronic flash units, camera bags, binoculars and optical devices. Soligor sales represented approximately 84.6% of the Company's overall consolidated sales for the fiscal year 1998 and 85% for fiscal year 1997. The Company owns the Soligor trademark and has registered it in many countries around the world.

     Since 1972, Soligor GmbH has been the exclusive distributor in Germany for Elmo products, formerly a manufacturer of film cameras and projectors, who now produces AV equipment and CCD surveillance cameras in Japan. Elmo sales represented 14.6% and 14.9%, respectively, of the Company's overall consolidated sales for the fiscal years ended 1998 and 1997.

     In 1986, the Company began purchasing flashes and winders for cameras to be marketed by the Company and Soligor GmbH under the name of Soligor from Maxwell Electronics, Ltd. ("Maxwell"), a Hong Kong corporation all of whose shares are owned by Daniel C.K. Yu, Chairman of the Board, principal shareholder and chairman of the Company. Mr. Yu is also the sole shareholder of AIC Investment Ltd., a Hong Kong corporation which owns 77.6% of the Company's Common Stock. For fiscal years 1998 and 1997, sales of Maxwell products represented approximately 3% and 3.4%, respectively, of consolidated net sales of Soligor products. In the period from 1986 to March 1989, Maxwell extended financing to the Company and, as of February 28, 1998, was owed an aggregate of $1,468,620 by the Company, including accrued interest of $795,346. See Note 8 to Financial Statements.

     Distribution and Repair Operation

     The Company distributes its merchandise by utilizing its warehouse located in Leinfelden-Echterdingen near Stuttgart, Germany. Warranty repairs and service operations for the U.S. are now being performed on behalf of the Company by a third party repairer. Customers are billed for repairs made after expiration of the applicable warranty period. The Company had liability for product warranties for fiscal 1998 and 1997 of $83,000 and $96,000, respectively.

     Foreign Operations & Competitive Conditions:

     In spite of the economic upturn in Western Europe during 1997, due to rising unemployment and an increase in German taxes and social security fees, consumer spending in Germany, especially during the 1997 Christmas season, decreased. As a result, the Company expects most of the photographic industry, especially technical consumer products, to suffer. Technical consumer products under the Soligor name include optical goods, photographic equipment, and video and surveillance equipment, which are manufactured in Japan, Korea, China and Taiwan, and distributed by Soligor GmbH worldwide. Despite the downturn in the technical consumer area, the Company's German subsidiary, Soligor GmbH, had revenues in fiscal 1998 of approximately DM24.1 million compared to the prior year's DM24.2 million. The Company's export turnover increased 11.4% from the previous year, with the largest share of export business coming from the European Common Market and Eastern European states. However, the German domestic market sales decreased by 6.3% from the previous year to DM15 million. Sales in the German domestic market represent 62.8% of the Company's total revenue, compared to the prior year's 66.8%, while exports represent 37.2% of total revenue compared to the prior year's 33.2%. Due to unexpectedly poor sales in the 1997 Christmas season, the inventories at the end of fiscal year 1998 increased to DM6.6 million compared to the previous year's DM5.5 million.

     Since the Company expects little positive change in the economic and unemployment situation in Western Europe during the next fiscal year, no increase in turnover is expected. The economic turmoil in Asia in 1998 is expected to lead to stronger competition throughout these countries. In addition, the fluctuation in exchange rates will likely influence competition. Under the current circumstances, the Company believes that the ability of the market to absorb additional quantities of products is limited, which will likely result in falling sales prices and turnover. Furthermore, the trend of the photographic industry appears to be moving away from specialty stores with a wide range of photographic products and professional services to large sundries markets with limited product ranges and no expert services. To address this trend, Soligor GmbH plans to stimulate sales by enlarging its assortment of optical and surveillance equipment items as well as digital cameras.

     Material Licenses

     The Company has an exclusive distribution agreement with Elmo Co. Ltd. (for an unstated period of time) for the distribution of Elmo AV equipment and CCD surveillance cameras in Germany.

     Employees

     As of February 28, 1998, the Company employed one person in the United States and Soligor GmbH employed 40 persons in Germany.

     Item 2. Properties

     The Company's executive office is located at 117 East 57th Street, Suite 21H, New York, New York 10022, in a condominium owned by the Chairman of the Board and principal shareholder of the Company and is occupied on a month to month basis pursuant to which the Company pays building maintenance fees and property taxes. In August 1997, the Company's German subsidiary, Soligor GmbH, purchased the office building located at Schulze-Delitzsch Str. 7, D-70711, Leinfelder, Echterdingen, Germany, for DM 1,628,000.

     Item 3. Legal Proceedings

     The inquiry by the New York State Tax Department regarding taxes in connection with fiscal years 1980 through 1982, which arose in connection with the Company's payment of deficiencies assessed by the Internal Revenue Service in February 1995, is still pending.

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

     The number of recordholders of the Common Stock as of November 14, 1998 is 916.

     No cash or stock dividends were paid during fiscal 1997 and 1998. The future payment by the Company of dividends, if any, is discretionary with the Board of Directors and will depend upon the Company's earnings, capital requirements and financial condition, as well as other relevant factors. The Company is not contractually restricted in its ability to pay dividends.

     Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

     Selected Financial Data

                                                                      Year Ended
                                    Feb. 28           Feb. 28           Feb. 29            Feb. 28        Feb. 28
                                      1998              1997              1996               1995           1994
                                                          (000s omitted except per share data)
Income Statement Data
Net Sales                           $13,478           $15,523           $14,274             $10,703         $9,916
Net Income (Loss)                       116                67               (36)               (592)          (125)
Average Number of
 Outstanding Shares                   4,207             4,207             4,207               4,207          4,207
Net Gain (Loss) Per Share of
Common Stock                            .03               .02              (.01)               (.14)          (.03)
Cash Dividends                         None              None               None               None           None
Balance Sheet Data
--------- --------
Total Assets                          6,821             5,408             5,735               6,377          6,312
Working Capital                       1,284             1,611             2,040               2,121          2,181
Long Term Obligations                   690                --               127                 133            105
Stockholders' Equity                  1,506             1,613             1,993               2,073          2,147

     Financial Condition of Discontinued Operations

     Maintaining the Company's presence in New York, which has been reduced to minimal operations, is funded by dividends generated from the Company's German subsidiary. The Company has no intention to operate sales other than of the German subsidiary, which has managed worldwide sales successfully in the past years.

     Results of Operations

     Due to the weakened spending power of consumers in Germany, the Company's net sales decreased in fiscal 1998 by $2,045,434 to $13,477,823 from $15,523,257 in the prior year. As adjusted for the fluctuating exchange rate of the U.S. Dollar and the German Deutsche Mark, the sales for fiscal 1998 actually decreased by DM55,360 to DM24,145,725 from DM24,201,085 in the prior year.

     Cost of Sales

     As a percentage of sales, the Company's cost of sales decreased to 67.1% in fiscal 1998 from 69.1% in 1997. The main reason for the decrease was the fluctuation of exchange rate of the Deutsche Mark and Asian currencies.

     Operating Expenses

     The Company's total selling, general and administrative expenses decreased to $3,175,000 from $3,701,000 the previous year, as a result of decreased Soligor GmbH operating expenses and fluctuating of exchange rates.

     In fiscal 1998, operating expenses of Soligor GmbH decreased by DM154,800 (approximately U.S. $88,000) compared to the prior year.

     The Company incurred expenses of $110,000 in fiscal 1998 and $112,000 in fiscal 1997 in connection with maintaining a New York office.

     Taxes on Income

     Taxes on income for fiscal 1998 were $411,000 and consist principally of foreign income tax.

     The Company and its domestic subsidiaries have net operating loss carryforwards of approximately $5,056,000 which is available to offset future domestic income through 2012. The deferred tax assets resulting from possible utilization of the net operating loss carryforwards have been offset by a
valuation   reserve  of  the  same  amount  because  of  uncertainty  of  future realization.

     Summary

     In fiscal 1998, due to a stronger Deutsche Mark as compared to the Japanese yen and other Asian currencies, lower purchasing costs of products resulted in a net income of $116,000 compared to $67,000 in the prior year.

     Liquidity

     The Company's working capital at February 28, 1998 was $1,284,000 and was $1,611,000 at February 28, 1997. The ratio of current assets to current liabilities was 1.28 to 1 at February 28, 1998, and 1.44 to 1 at February 28, 1997.

     Net cash provided by operating activities was $498,000 in fiscal 1998 compared to net cash provided by operating activities of $736,000 in fiscal 1997. There will be no commitment of capital expenditures in fiscal 1999.

     Net cash for capital expenditures in fiscal 1998 was $948,000 compared to $60,000 in fiscal 1997.

     Net borrowings of $1,061,000 from banks in fiscal 1998 compared to net cash repayments to banks of $247,000 in fiscal 1997. The Company believes its cash flow, working capital, internally generated funds and the funds available under its line of credit is sufficient to meet its current working capital needs.

     As of February 28, 1998, the Company had access to several lines of credit which aggregate to approximately DM7,500,000 ($4,314,000). The credit lines are also available for discounted notes receivable and for letters of credit. Two credit lines of DM2,500,000 ($1,378,000) each are collateralized by inventory and accounts receivable, respectively of the German subsidiary.

     New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued two new disclosure statements.

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a restated financial statement that is displayed with the same prominence as other restated financial statements.

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information", which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in interim restated financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both of these new standards are effective for restated financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 in 1998 is not expected to materially impact the Company's current disclosures.

     Year 2000 Compliance

     The Year 2000 ("Y2000") issue exists because many computer systems and applications use two-digit date fields to designate a year. As the century date change occurs, date sensitive systems may not be able to recognize the year 2000 or may do so incorrectly as the year 1900. This inability to recognize or properly interpret the year 2000 may result in the incorrect processing of financial and operational information.

     The Company is currently in the process of evaluating its information technology infrastructure for Y2000 compliance. Based upon its identification and assessment efforts to date, the Company believes that certain of its computer equipment and software that it currently uses may require replacement or modification. In addition, in the ordinary course of replacing computer equipment and software, the Company is attempting to obtain replacements that it believes are Y2000 compliant. Utilizing internal resources to identify and assess needed Y2000 remediation, the Company currently anticipates that its Y2000 identification, assessment, remediation, and testing efforts will be timely completed, and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. The Company does not believe that the cost to modify its information technology infrastructure to be material to its financial condition or results of operations nor does the Company anticipate any material disruption of its operations as a result of a failure by the Company to be compliant. However, there can be no assurance that there will not be a delay in, or increased costs associated with, the need to address Y2000 issues.

     The Company also relies, directly and indirectly, on other businesses such as third party service providers, creditors, financial institutions and governmental entities. The Company may, in the future, be subject to claims based on Y2000 compliance issues related to products provided by third parties, modifications to the Company's products made by third parties, or issues arising from the integration of the Company's products with other products. The Company has not been involved in any proceeding involving its products or services in connection with Y2000 compliance, however, there is no assurance that the Company will not, in the future, be required to defend its products or services in such proceedings against claims of Y2000 compliance issues, and any resulting liability of the Company for damages could have a material adverse effect on the Company's business operating results and financial condition. Even if the Company's computer systems are not materially adversely affected by the Y2000 issue, the Company's business and operations could be materially adversely affected by disruptions in the operations of other entities with which the Company interacts.


     Item 7. Financial Statements

     This information is contained on Pages F-1 through F-17 hereof.

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

     Item 9. Directors and Executive Officers of the Registrant

     Each of the following individuals was a director of the Company as of February 28, 1998.


                                        Position with the Company Business
                                        Experience During   the Past Five
                                        Years and    Other Public
          Name                  Age     Directorships                          Director Since

Daniel C.K. Yu                  62      Chairman and Director of the                1986
                                        Company, Managing Director of
                                        Maxwell Electronics, Ltd.
James B. Wong                   66      Director and President of the               1987
                                        Company
Stephen P.Y. Chow               70      Director of the Company, Director           1987
                                        of Top-Q-A Development Ltd.,
                                        Top-Q-S Investment Ltd., P.Y. Chow
                                        (Secretaries) Ltd., P.Y. Chow
                                        (Consultants) Ltd. and Kiangsu and
                                        Chekiang Residents (H.K.)
                                        Association
Robert I. Campbell              50      President of Stratheden Investment          1988
                                        Ltd. of Monrovia, Liberia,
                                        Solicitor & Notary Public
                                        qualified in England & Wales, Hong
                                        Kong and Australia

     The term of office of each director will continue until the next annual meeting of stockholders or until his earlier death, resignation or removal.

     The executive officers of the Company as of February 28, 1998, together with their ages are:

Name                            Age           Office
James B. Wong                   66            President
Stephen Lai                     44            Secretary, Chief Financial Officer
                                              and Vice President

     Item 10. Executive Compensation

     The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended February 28, 1998, February 28, 1997 and February 29, 1996 to the Company's President. For the fiscal years ended
February 28, 1998, February 28, 1997, and February 29, 1996, no executive officer received cash compensation in excess of $100,000.

                                             SUMMARY COMPENSATION TABLE

       Name and Principal Position           Year           Salary
       ---------------------------           ----           ------
James B. Wong...........................     1998           $36,000
 President..............................     1997           $36,000
                                             1996           $36,000

     The Company also pays an annual service fee of DM10,000 to members of the Advisory Council of Soligor GmbH and a service fee of $3,000 to directors of the Company.

     Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of February 28, 1998 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated each beneficial owner has sole voting and investment power over such owner's shares.

                    Name                                    Shares                   Percent of Class
                    ----                                    ------                   ----------------
AIC Investment Ltd., Hong Kong                             3,267,361                       77.6%
Estate of Rose Silverman, Forest Hills, New                 424,851                        10.1%
York
All Directors and Officers as a group                         01                            01
(five persons)

     Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company's review of the copies of such forms received by it during the Company's fiscal year ended February 28, 1998, the Company believes that all filing requirements applicable to the reporting persons were complied with.

     1 Does not include 3,267,361 shares owned by AIC Investment Ltd., Hong Kong which is indirectly controlled by Daniel C.K. Yu, chairman of the Board and a Director of the Company.

     Item 12. Certain Relationships and Related Transactions

     In 1986, the Company began purchasing flashes and winders for cameras to be marketed by the Company and Soligor GmbH under the name of Soligor from Maxwell Electronics, Ltd. ("Maxwell"). Maxwell, a Hong Kong corporation all of whose shares are owned by Daniel C.K. Yu, Chairman of the Board, principal shareholder and a Director of the Company. Mr. Yu is also the sole shareholder of AIC Investment Ltd., a Hong Kong corporation which owns 77.6% of the Company's Common Stock. For fiscal years 1998 and 1997, sales of Maxwell products represented approximately 3% and 3.4%, respectively, of consolidated net sales of Soligor products. In the period from 1986 to March 1989, Maxwell extended financing to the Company and, as of February 28, 1998, was owed an aggregate of $1,468,620 by the Company, including accrued interest of $795,346.

     Item 13. Exhibits and reports on Form 8-K

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

27       Financial Data Schedule

(b)(1)   REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              AIC INTERNATIONAL, INC.
                                                   Registrant



                                           By: /s/Stephen Lai
                                               -----------------------------
                                               Stephen Lai, President


Dated:  February 10, 1999



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


               Signature                                      Title                               Date
/s/ Daniel C.K. Yu                         Director and Chairman of the Board               February 10, 1999
------------------------
Daniel C.K. Yu

/s/Stephen Lai                             President and Director                           February 10, 1999
------------------------
Stephen Lai

/s/John Chau                               Vice President, Secretary and Chief              February 10, 1999
------------------------                   Financial Officer
John Chau


/s/ Stephen P.Y. Chow                      Director                                         February 10, 1999
------------------------
Stephen P.Y. Chow

/s/ Robert I. Campbell                     Director                                         February 10, 1999
------------------------
Robert I. Campbell

                             AIC International, Inc.
                                and Subsidiaries
                        Consolidated Financial Statements
                     Years Ended February 28, 1998 and 1997

                             AIC International, Inc.
                                and Subsidiaries


                                    Contents





Report of independent certified public accountants                   F-3

Consolidated balance sheets:
   February 28, 1998 and 1997                                        F-4

Consolidated financial statements for the years ended February 28, 1998 and 1997:

      Statements of operations                                       F-5

      Statement of stockholders' equity                              F-6

      Statements of cash flows                                       F-7


Summary of accounting policies                                F-8 - F-10

Notes to consolidated financial statements                   F-11 - F-17

Report of Independent Certified Public Accountants


AIC International, Inc.
New York, New York


     We have audited the accompanying consolidated balance sheets of AIC International, Inc. and subsidiaries as of February 28, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AIC International, Inc. and its subsidiaries at February 28, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




/s/BDO SEIDMAN LLP
---------------------
BDO SEIDMAN LLP

Melville, New York
April 30, 1998

                             AIC International, Inc.
                                and Subsidiaries


                           Consolidated Balance Sheets
                      (000s omitted except per share data)




Year ended February 28,                                                                         1998                        1997
--------------------------------------------------------------------------------------------------------------------------------
Assets
Current:
   Cash                                                                                         $842                        $454
   Trade receivables, less allowances of $138 and $78 for possible                             1,159                       1,507
      losses (Note 5)
   Merchandise inventories (Note 5)                                                            3,655                       3,242
   Prepaid expenses and other current assets                                                     151                          95
------------------------------------------------------------------------- --------------------------- ---------------------------
           Total current assets                                                                5,807                       5,298
Property and equipment, at cost less accumulated depreciation and                                996                          91
   amortization (Note 2)
Other assets                                                                                      18                          18
------------------------------------------------------------------------- --------------------------- ---------------------------
                                                                                              $6,821                      $5,407
------------------------------------------------------------------------- --------------------------- ---------------------------
Liabilities and Stockholders' Equity
Current:
   Bank loans and current portion of long-term debt (Note 5)                                  $1,689                      $1,318
   Accounts payable - trade                                                                      153                         108
   Due to related party (Note 8)                                                               1,490                       1,353
   Income taxes payable                                                                          594                         309
   Other taxes payable                                                                           185                         198
   Liability for product warranties                                                               83                          96
   Accrued payrolls, commissions and other liabilities                                           329                         305
------------------------------------------------------------------------- --------------------------- ---------------------------
           Total current liabilities                                                           4,523                       3,687
Long-term debt (Note 5)                                                                          690                           -
Accrued pension costs (Note 7)                                                                   102                         107
------------------------------------------------------------------------- --------------------------- ---------------------------
           Total liabilities                                                                   5,315                       3,794
------------------------------------------------------------------------- --------------------------- ---------------------------
Commitments and Contingencies (Notes 6 and 7)
Stockholders' equity:
   Common stock, $.10 par - shares authorized, 10,000,000; issued,                               424                         424
      4,244,879
   Additional paid-in capital                                                                  6,720                       6,720
   Deficit                                                                                   (6,132)                     (6,248)
   Accumulated translation adjustment                                                            607                         830
   Treasury stock, at cost - 37,500 shares                                                     (113)                       (113)
------------------------------------------------------------------------- --------------------------- ---------------------------
           Total stockholders' equity                                                          1,506                       1,613
------------------------------------------------------------------------- --------------------------- ---------------------------
                                                                                              $6,821                      $5,407
------------------------------------------------------------------------- --------------------------- ---------------------------

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                             AIC International, Inc.
                                and Subsidiaries


                      Consolidated Statements of Operations
                      (000s omitted except per share data)



Year ended February 28,                                                                        1998                         1997
----------------------------------------------------------------------- ---------------------------- ----------------------------
Net sales (Note 3)                                                                          $13,478                      $15,523
Cost of sales (Note 8)                                                                        9,044                       10,720
----------------------------------------------------------------------- ---------------------------- ----------------------------
   Gross profit                                                                               4,434                        4,803
----------------------------------------------------------------------- ---------------------------- ----------------------------
Operating expenses:
   Selling, general and administrative (Notes 6 and 7)                                        3,175                        3,701
   Advertising                                                                                  572                          695
----------------------------------------------------------------------- ---------------------------- ----------------------------
      Total operating expenses                                                                3,747                        4,396
----------------------------------------------------------------------- ---------------------------- ----------------------------
      Income from operations                                                                    687                          407
----------------------------------------------------------------------- ---------------------------- ----------------------------
Other income (expense):
   Interest expense (Note 8)                                                                  (211)                        (227)
   Net foreign exchange gain                                                                     39                           70
   Other                                                                                         12                           95
----------------------------------------------------------------------- ---------------------------- ----------------------------
      Other income (expense) - net                                                            (160)                         (62)
----------------------------------------------------------------------- ---------------------------- ----------------------------
   Income before income tax expense (Note 3)                                                    527                          345
Income tax expense (Note 4)                                                                     411                          278
----------------------------------------------------------------------- ---------------------------- ----------------------------
Net income                                                                                     $116                          $67
----------------------------------------------------------------------- ---------------------------- ----------------------------
Net income per share -- basic and diluted                                                     $0.03                        $0.02
----------------------------------------------------------------------- ---------------------------- ----------------------------
Average number of shares used in computation of net income per share                      4,207,379                    4,207,379
----------------------------------------------------------------------- ---------------------------- ----------------------------

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                             AIC International, Inc.
                                and Subsidiaries

                           Consolidated Statements of
                              Stockholders' Equity
                      (000s omitted except per share data)




For the two years ended February 28, 1998
--------------------------------------------------- -------------------------------- ------------------- --------------------- ----
                                                         Common Stock
                                                       Authorized 10,000
                                                       Shares, $.10 Par
                                                    ----------------------------
                                                    Shares Issued      Amount   Additional   Deficit    Accumulated      Treasury
                                                                                 Paid-in                Translation       Stock,
                                                                                 Capital                Adjustment       At Cost
-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 1, 1996                                 4,245            $424     $6,720     $(6,315)      $1,276          $(113)
   Year ended February 28, 1997:
       Net income                                          -               -          -          67            -              -
       Foreign currency translation adjustment             -               -          -           -         (446)             -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1997                             4,245             424      6,720      (6,248)         830           (113)
   Year ended February 28, 1998
       Net income                                          -               -          -         116            -              -
       Foreign currency translation adjustment             -               -          -           -         (223)             -
-----------------------------------------------------------------------------------------------------------------------------------
Balance, February 28, 1998                             4,245            $424     $6,720     $(6,132)        $607          $(113)
-----------------------------------------------------------------------------------------------------------------------------------

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                             AIC International, Inc.
                                and Subsidiaries


                 Consolidated Statements of Cash Flows (Note 9)
                                 (000s omitted)




Year ended February 28,                                                                        1998                         1997
-------------------------------------------------------------------- ------------------------------- ----------------------------
Cash flows from operating activities:
   Net income                                                                                  $116                          $67
   Items in net income not affecting cash:
      Depreciation and amortization                                                              43                           30
      Increase (decrease) in provision for possible losses on                                  (60)                            -
        accounts receivable
   Increase  (decrease)  in cash flows  from  changes  in  operating  assets and liabilities:
      Accounts receivable                                                                       408                         (27)
      Inventories                                                                             (413)                          287
      Prepaid expenses and other current assets                                                (56)                           79
      Accounts payable                                                                           45                          (2)
      Due to related parties                                                                    137                           97
      Income taxes payable                                                                      285                          226
      Other liabilities                                                                         (7)                         (21)
-------------------------------------------------------------------- ------------------------------- ----------------------------
        Net cash provided by operating activities                                               498                          736
-------------------------------------------------------------------- ------------------------------- ----------------------------
Cash flows from investing activities:
   Capital expenditures, net of proceeds from sale of equipment                               (141)                         (60)
-------------------------------------------------------------------- ------------------------------- ----------------------------
Cash flows from financing activities:
   Borrowings from bank                                                                       1,572                            -
   Repayments to banks                                                                      (1,318)                        (247)
-------------------------------------------------------------------- ------------------------------- ----------------------------
Net cash provided by (used in) financing activities                                            254                         (247)
-------------------------------------------------------------------- ------------------------------- ----------------------------
Effect of exchange rate changes on cash                                                       (223)                        (446)
-------------------------------------------------------------------- ------------------------------- ----------------------------
Net increase (decrease) in cash                                                                388                          (17)
Cash, at beginning of year                                                                     454                          471
-------------------------------------------------------------------- ------------------------------- ----------------------------
Cash, at end of year                                                                          $842                         $454
-------------------------------------------------------------------- ------------------------------- ----------------------------

     See accompanying summary of accounting policies and notes to consolidated financial statements.

                             AIC International, Inc.
                                and Subsidiaries


                         Summary of Accounting Policies
                      (000s omitted except per share data)


Organization and  Business

     The Company is a 77.6% owned subsidiary of AIC Investments, Ltd. which is a wholly-owned subsidiary of Maxwell Electronics, Ltd. Its principal business is the importation, merchandising and wholesale distribution of photographic equipment. The principal portion of its operations are in Germany.

Consolidation

     The  consolidated   financial   statements  include  the  accounts  of  AIC
International, Inc. and its subsidiaries (all wholly-owned), with the exception of its immaterial Hong Kong and Japanese subsidiaries.

Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Translation of Foreign Currency Financial Statements

     Substantially all assets and liabilities of the Company's German subsidiary are translated at year-end exchange rates, while income and expenses are translated at average exchange rates for the year. Gains and losses resulting from translation of foreign currency financial statements are classified as a separate component of stockholders' equity.

Product Warranties

     The Company sells its products with warranties ranging from one to five years. The estimated cost of repairs under existing warranties has been provided for in the consolidated financial statements.

Advertising Costs

     The Company expenses advertising costs when they are incurred.

Per Share Data

     In 1997, the Financial Accounting Standards Board issued Standard No. 128 ("SFAS No. 128"), Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new standard basic earnings per share is computed using the weighted average number of shares of common stock outstanding, plus the shares of common stock issued at nominal considerations for all periods presented. Diluted earnings per share is computed using the basic weighted average shares of common stock issued plus outstanding stock options. The adoption of SFAS No. 128 had no effect on earnings per share because the Company has no outstanding stock options.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounting  for  the  Impairment of Long-Lived Assets

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued two new disclosure statements.

     Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a restated financial statement that is displayed with the same prominence as other restated financial statements.

     Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in interim restated financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     Both of these new standards are effective for restated financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The Company's results of operations and financial position will be unaffected by implementation of these new standards.

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132 ("SFAS No. 132") Employers' Disclosures about Pensions and Other Postretirement Benefits, which standardizes the disclosure requirements for pensions and other postretirement benefits. The adoption of SFAS No. 132 in 1998 is not expected to materially impact the Company's current disclosures.

                             AIC International, Inc.
                                and Subsidiaries

                              Notes to Consolidated
                              Financial Statements
                      (000s omitted except per share data)


     1.Business


     Since 1988, the Company's domestic business activities have been substantially curtailed in order to reduce operating losses and the level of operating funds needed from the German subsidiary. During 1997 and 1998, the Company's domestic activities were comprised of maintaining a small administrative office and a minimum staff.

     At present there are no plans to expand the United States operations to prior levels. As a result, Soligar GmbH, FotoOptikVideoElektronik, Germany (formerly A.I.C. Fototechnik GmbH) became autonomous, developed its own supplier relationships and imports merchandise directly. The Germany subsidiary continues to account for substantially all of the consolidated 1998 and 1997 assets and revenues. Management plans to continue operating the Company in this manner and is funding the operating expenses in the United States with dividends from Germany.

     2.Property and Equipment

     Major classes of property and equipment are as follows:

February 28,                                      1998            1997     Estimated
                                                                         useful lives
-----------------------------------------------------------------------------------------
Building                                          $898              $-          50 years
Office furniture and equipment                     403             334       4 -10 years
Leasehold improvements                               -              52     Term of lease
-----------------------------------------------------------------------------------------
                                                 1,301             386
Less accumulated depreciation and                (305)           (295)
       amortization
-----------------------------------------------------------------------------------------
                                                  $996             $91
-----------------------------------------------------------------------------------------

     The amount shown under leasehold improvements in previous years will now be shown under office furniture and equipment due to the acquisition of the building on August 15, 1997.

     3.Information about the Company's Operations in Different Geographic Areas

     The Company operates in one business segment - the importation and wholesale distribution of photographic equipment. Operations in different geographic areas are summarized on this page for 1998 and on the following page for 1997.


                                             1998
-----------------------------------------------------------------------------------------------
                                  Germany        United       Adjustments and      Consolidated
                                                 States       Eliminations
-----------------------------------------------------------------------------------------------
                                                                (in thousands)
Revenues:
  Sales to unaffiliated           $13,478            $-                  $-            $13,478
    customers
-----------------------------------------------------------------------------------------------
Income before income tax              764           413                 650                527
  expense
-----------------------------------------------------------------------------------------------
Identifiable assets:
  Current assets                    3,206         2,601                   -              5,807
  Property and equipment              996             -                   -                996
  Investment in                         -         4,302             (4,302)                  -
    subsidiary
  Other assets                          -            18                   -                 18
-----------------------------------------------------------------------------------------------
                                   $4,202        $6,921            $(4,302)             $6,821
-----------------------------------------------------------------------------------------------

     3.Information about the Company's Operations in Different Geographic Areas (concluded)



                                            1997
----------------------------------------------------------------------------------------------
                                 Germany        United     Adjustments and      Consolidated
                                                States       Eliminations
----------------------------------------------------------------------------------------------
                                                              (in thousands)
Revenues:
    Sales to                      $15,523           $-                 $-             $15,523
       unaffiliated
       customers
----------------------------------------------------------------------------------------------
Income (loss) before                  525        (180)                  -                 345
  income tax expense
  (recovery)
----------------------------------------------------------------------------------------------
Identifiable assets:
  Current assets                    2,517        2,781                  -               5,298
  Property and equipment               90            1                  -                  91
  Investment in                         -        3,096            (3,096)                   -
    subsidiary
Other assets                            -           18                  -                  18
----------------------------------------------------------------------------------------------
                                   $2,607       $5,896           $(3,096)              $5,407
----------------------------------------------------------------------------------------------


     4.Income Tax Expense

     Income tax expense consists of the following:


                                                         1998                       1997
-----------------------------------------------------------------------------------------
Current:
   Federal                                                $-                         $-
   State                                                    4                          4
   Foreign                                                407                        274
-----------------------------------------------------------------------------------------
                                                         $411                       $278
-----------------------------------------------------------------------------------------

     Reconciliations for the difference between the reported tax expenses and the amounts computed by using the statutory Federal income tax rate are as follows:


                                                             1998                    1997
------------------------------------------------------------------------------------------
Federal income tax expense at statutory                      $179                    $117
   rate based on pretax income
Domestic losses which did not result in                        81                      61
   tax benefit (net operating loss
   carryforwards)
Foreign tax at rates higher than U.S.                         147                     100
   statutory rate
Other                                                           4                       -
------------------------------------------------------------------------------------------
                                                             $411                    $278
------------------------------------------------------------------------------------------

     The Company and its domestic subsidiaries have net operating loss carryforwards of approximately $6,056, which is available to offset future domestic income through 2012. The deferred tax assets resulting from possible utilization of the net operating loss carryforwards have been offset by a valuation reserve because of uncertainty of future realization.

     5.Bank Loans and Long Term Debt

     Bank loans payable and long term debt consist of the following at February 28, 1998:



                                                                   1998              1997
------------------------------------------------------------------------------------------
Bank demand loans with an average interest rate of               $1,572            $1,318
4.1% for 1998 and 3.04% for 1997
Mortgage with an interest rate of 4.7% per annum on                 162                 -
land and building with payments due monthly in the
amount of $9 through July 31, 1999
Mortgage with an interest rate of 4.75% per annum on                645                 -
land and building with payments semi-annually
starting March 2000 through September 2007, in the
amount of $40
------------------------------------------------------------------------------------------
                                                                  2,379             1,318
Less current portion                                              1,689             1,318
------------------------------------------------------------------------------------------
                                                                   $690                $-
------------------------------------------------------------------------------------------

     Annual maturities of the Company's debt for the next five years and thereafter are as follows:



1999                                                                      $1,689
2000                                                                         125
2001                                                                          81
2002                                                                          81
2003                                                                          81
Thereafter                                                                   322
--------------------------------------------------------------------------------
                                                                          $2,379
--------------------------------------------------------------------------------

     As of February 28, 1998 the Company had access to several lines of credit which aggregate to approximately DM 7,500 ($4,314). The credit lines are also available for discounted notes receivable and for letters of credit. Two credit lines of DM 2,500 ($1,378) each are collateralized by inventory and accounts receivable, respectively of the German subsidiary.

     6.Commitments and Contingencies

     (a) The Company rents office equipment and motor vehicles under operating leases. Rent expense for the years ended February 28, 1998 and 1997 totalled $59 and $118, respectively.

Year ending February 28,
--------------------------------------------------------------------------------
1999                                                                         $63
2000                                                                          42
2001                                                                          22
2002                                                                          12
--------------------------------------------------------------------------------
                                                                            $139
--------------------------------------------------------------------------------

     (b) The Company's New York State income tax returns for 1980, 1981, and 1982 are presently under examination by the New York State Department of Taxation. At this time no adjustments have been proposed, and the Company has no basis for determining the amount of any potential adjustment.

     7.Retirement Plan

     The Company's unfunded foreign retirement plan provides benefits to the foreign subsidiary's directors based on length of service and compensation. The actuarial present value of vested plan benefits at February 28, 1998 and 1997 aggregated approximately $102 and $107, respectively. Plan costs charged to expense for the years ended February 28, 1998 and 1997, were approximately $16 and $11, respectively. Payments are currently being made to the directors.

     8.Related Party Transactions

     Due to related parties are as follows:


Year ended February 28,                                            1998              1997
------------------------------------------------------------------------------------------
Due to Maxwell Electronics, Ltd.                                 $1,468            $1,341
Due to other related entities                                        22                12
------------------------------------------------------------------------------------------
                                                                 $1,490            $1,353
------------------------------------------------------------------------------------------

     Due to Maxwell Electronics, Ltd. arose from the purchase of merchandise before March 1989. Interest on this indebtedness is accrued at the prime rate of Hong Kong & Shanghai Banking Corp. Accrued interest thereon at February 28, 1998 and 1997 of $796 and $668, respectively, is included in the above Due to Maxwell Electronics, Ltd. amounts. Purchases from Maxwell Electronics, Ltd. for the years ended February 28, 1998 and 1997, totalled $171 and $276, respectively. Interest expenses accrued to Maxwell Electronics, Ltd. for the years ended February 28, 1998 and 1997, were $128 and $109, respectively.

     9.Supplemental Disclosures of Cash Flow Information

     (1) Cash paid during the year for:


                                                          1998              1997
--------------------------------------------------------------------------------
Interest                                                   $73              $123
--------------------------------------------------------------------------------
Taxes                                                       $-                $-
--------------------------------------------------------------------------------

     (2) Non cash transaction


     On August 15, 1997, the Company purchased a building and secured mortgages in the amount of $807.