Form 10KSB
period 2006-02-28
AIC INTERNATIONAL INC
filed 2007-01-24
CIK 2880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


	1	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
		EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2006

	0	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
		EXCHANGE ACT OF 1934

Commission File No.:  1-7948

SOLIGOR INTERNATIONAL, INC.
(Exact name of Registrant as specified in its charter)
(f/k/a AIC International, Inc.)
Delaware

11-2192898
(State of incorporation)

(I.R.S. Employer Identification No.)



117 East 57th Street, Room 21-H
New York, NY 10022

10022
(Address of principal executive offices)

(Zip Code)



(212) 838-3220

(Registrant?s Telephone
Number, including area
code)


Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.10 per share


	Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.		Yes 0   No 1

	Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.	Yes 0   No 1

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.				Yes 0   No 1





	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.  	0

	Indicate by check mark whether the Registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  		Yes 0   No 1

	The aggregate market value of Common Stock, par value $.10 per share, held by nonaffiliates is unavailable.

	Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer 0  	Accelerated filer 0  	Non-accelerated filer 1

	There were 4,244,879 shares of Common Stock outstanding as of October 18, 2006.

	The total revenue of the Company for the fiscal year ended February 28, 2006 was $4,779,802.

Documents incorporated by reference:

	None








Safe Harbor Statements Under the
Private Securities Litigation Reform Act of 1995

This Form 10-KSB, particularly Management's Discussion and Analysis, contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. Such statements relate to, among other things, income, earnings, cash flows, changes in operations, operating improvements, businesses in which the Company operates and the U.S. and global economies. Statements in this 10-KSB that are not historical are hereby identified as ?forward-looking statements? and may be indicated by words or phrases such as ?anticipates,? ?supports,? ?plans,? ?projects,? ?expects,? ?believes,? ?should,? ?would,? ?could,? ?hope,? ?forecast,? ?management is of the opinion,? as well as the use of the future tense and similar words or phrases. These forward-looking statements are based on current expectations and involve risks and uncertainties. Consequently, the Company's actual results could differ materially from the expectations expressed in the forward-looking statements. Factors that could cause the Company's actual results to differ materially from the expected results are discussed in Item 1A, Risk Factors.




PART I

	Item 1.  Business

	The Company

	Soligor International, Inc. (formerly known as AIC International, Inc.) and its subsidiaries (collectively the "Company") are engaged in the importation, merchandising and wholesale distribution of high quality photographic equipment. Currently, the Company?s operations are conducted exclusively in Germany, through Soligor GmbH, Foto Optik Video Elektronik (f/k/a A.I.C. Fototechnik GmbH), a wholly-owned German subsidiary of the Company?s wholly-owned subsidiary, Allied Impex Corporation, a New York corporation. The Company does not presently conduct any business activities other than through Soligor GmbH.

	Historically, the Company?s primary business has been the sale of lenses for 35mm single lens reflex ("SLR") camera, which has declined due to the popularity of auto focus cameras, compact cameras and digital photography. In fiscal 2006, the sales of interchangeable lens for SLR cameras and all other photography products declined relative to sales for fiscal 2005. This decline is expected to continue into fiscal 2007.

	The Company has expanded its product base to address the entry of digital photography and more compact cameras into the marketplace. Although remaining focused on the development of photographic lenses, optics and related products, the Company now offers more than 900 products.

	Since 1989, the Company?s domestic activities have been comprised of maintaining a small administrative office with a minimal staff. The Company has no present plans to expand its business activities in the United States of America (the "U.S."); however, Soligor GmbH continues to remain active in the photographic industry.

	In June 2006, the Company changed its name to Soligor International,
Inc.

	Products

	The Company, through Soligor GmbH, markets Soligor photographic lenses, autofocus (shutter) cameras, electronic flash equipment and accessories in Germany, other European countries, Angola, Brazil, the Fiji Islands, Israel, New Zealand, Peru and South America on exclusive distributorship bases, a common practice in the industry. Most of the Company?s photographic equipment is intended for sophisticated amateur users, as well as professional photographers. Equipment sold by the Company is manufactured for the Company by various manufacturers in Japan, Hong Kong, Taiwan, Korea and China. All Soligor lenses, as well as the other equipment, are warranted by the Company through a third-party. The periods of such warranties vary from one to five years depending on the type of equipment.

	The Company has been marketing and distributing Soligor brand lenses, exposure meters and accessories since 1956. Accessories available under the Soligor name include tripods, electronic flash units, camera bags, binoculars and optical devices. Soligor sales represented all of the Company?s overall consolidated sales for both the fiscal year 2006 and the fiscal year 2005. The Company owns the Soligor trademark and has registered it in many countries around the world.

	In 1986, the Company began purchasing flashes and winders for cameras to be marketed by the Company and Soligor GmbH under the name of Soligor from Maxwell Electronics, Ltd. ("Maxwell"), a Hong Kong corporation, all of whose shares are owned by Daniel C.K. Yu, Chairman of the Board, principal shareholder and chairman of the Company. Mr. Yu is also the sole shareholder of AIC Investment Ltd., a Hong Kong corporation owning 77.6% of the Company?s Common Stock.

	In 2006, Maxwell extended financing to the Company and, as of February 28, 2006, was owed ?41,070.

	Distribution and Repair Operation

	The Company stores and distributes its merchandise in and from its warehouse in Leinfelden-Echterdingen, outside Stuttgart,
Baden-Wurttemberg, Germany.

	Warranty repairs and service operations for the U.S. are now being performed on behalf of the Company by a third party repairer. Customers are billed for repairs made after expiration of the applicable warranty period. The potential liability for repairing product under warranty has been and is anticipated to remain immaterial.

	Foreign Operations & Competitive Conditions:

	The Company?s revenues are wholly generated by its German subsidiary, Soligor GmbH. Soligor GmbH had revenues in fiscal 2006 of approximately $4.78 million, compared to the prior year?s $5.36 million.

	The continuing trend of the photographic industry appears to be moving away from specialty stores with a wide range of photographic products and professional services. More common are large sundries markets with limited product ranges and no expert services and online shopping utilizing the World-Wide Web to purchase products directly from manufacturers or through online marketplaces. To address this trend, Soligor GmbH attempted to stimulate sales by enlarging its assortment of optical and surveillance equipment items and its development of products and accessories for the digital photography market. These efforts have not reversed the decade-long trend of declining revenue.

	In addition, the fluctuation in exchange rates will likely influence competition. Under the current circumstances, the Company believes that the ability of the market to absorb additional quantities of products is limited, which will likely result in falling sales prices and lower turnover.

	Material Licenses

	None.

	Employees

	As of February 28, 2006, the Company employed 1 person in the United States and Soligor GmbH employed 17 persons in Germany.

	Item 1A.  Risk Factors

	For an enterprise such as the Company, a wide range of factors could materially affect future performance. The following are certain risk factors that could affect the Company's business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-KSB because these factors could cause the actual results and financial condition to differ materially from those projected in forward-looking statements. The risks that are highlighted below are not the only ones that the Company faces. Additional risks and uncertainties not presently known by the Company or that the Company currently deems immaterial may also affect the Company's business. If any of the following risks actually occur, the Company's business, financial condition, value, or results of operations could be negatively affected.

	In addition to the factors affecting specific business operations identified in connection with the description of these operations and the financial results of these operations elsewhere in this report, the most significant factors affecting our operations include the following:

Changes in German or international economic conditions could adversely affect the profitability of our businesses.
In 2006, 100% of the Company's revenues were generated by sales and exports of the Company's German subsidiary, Soligor GmbH. The Company's largest markets include photographic equipment and optics industries. A slowdown in any end markets could directly affect the Company's revenue stream and profitability.

A portion of our product sales is attributable to industries and markets, such as the amateur photographic equipment industries that historically have been cyclical and sensitive to relative changes in supply and demand and general economic conditions. The demand for our products depends, in part, on the general economic conditions of the industries or national economies of our customers. Downward economic cycles in our customers' industries or countries may reduce sales of some of our products. It is not possible to predict accurately the factors that will affect demand for our products in the future.

Any significant downturn in the health of the general economy, either globally or regionally, or the markets in which we sell products could have an adverse effect on our revenues and financial performance.

Political conditions in foreign countries in which we operate could adversely affect us.

The Company conducts its supply, sales and distribution operations on a worldwide basis and is subject to the risks associated with doing business outside both the United States and Germany. In the year ended February 28, 2006, all of our total sales were to customers outside the United States. We expect international operations and export sales to continue to contribute to earnings for the foreseeable future. Both the sales from international operations and export sales are subject in varying degrees to risks inherent in doing business outside the United States and Germany. Such risks include, but are not limited to, the following:
*	possibility of unfavorable circumstances arising from host country laws or regulations;
*	risks of economic instability;
*	restrictions on the transfer of funds into or out of a country;
*	currency exchange rate fluctuations;
*	difficulties in enforcing agreements and collecting receivables through some foreign legal systems;
*	foreign customers may have longer payment cycles than customers in the
United States and Germany;
*	potential negative consequences from changes to taxation policies;
*	the disruption of operations from labor and political disturbances;
*	the imposition of tariffs, import or export licensing requirements;
*	exchange controls or other trade restrictions including transfer pricing restrictions when products produced in one country are sold to an affiliated entity in another country;

Any of these events could have an adverse effect on our international operations in the future by reducing the demand for our products, limiting the prices at which we can sell our products or otherwise having an adverse effect on our operating performance.

The inability to continue to develop new products can limit the Company?s revenue and profitability.

Innovation and adaptation to the wider market is critical to the Company?s success. We believe that we must continue to enhance our existing products and to develop and manufacture new products with improved capabilities in order to continue to be a market leader. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position.

When we invest in new technologies and processes, we face risks related to cost over-runs and unanticipated technical difficulties. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and our consolidated results of operations.

The markets we serve are highly competitive. This competition could limit the volume of products that we sell and reduce our operating margins.

The Company operates in a highly competitive global environment and competes in its business with broad line manufacturers and many smaller competitors specializing in particular products, primarily on the basis of brand, product quality, price, warranty, delivery, service and technical support. If the Company's products, services, support, distribution and/or cost structure do not enable it to compete successfully, the Company's sales, results of operations, or value may be negatively affected. For some of our products, our competitors are larger and have greater financial resources and less debt than we do. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole.

Our competitors can be expected to continue to develop and introduce new and enhanced products, which could cause a decline in market acceptance of our products. Current and future consolidation among our competitors and customers also may cause a loss of market share as well as put downward pressure on pricing. Additionally, a number of our niche product applications are customized or sold for highly specialized uses. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major distributors. If we cannot compete successfully, our business, financial condition and consolidated results of operations could be adversely affected.

We believe that we must continue to enhance our existing products and to develop and distribute new products with improved capabilities in order to continue to be a market leader. We also believe that we must continue to make improvements in our productivity in order to maintain our competitive position.

Maintaining and improving our competitive position will require continued investment by us in quality standards, marketing, customer service and support, and our distribution networks. We cannot assure that we will be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop methods of more efficiently and effectively providing products and services or may adapt more quickly than us to new technologies or evolving customer requirements. Pricing pressures could also cause us to adjust the prices of certain of our products to stay competitive. We cannot assure that we will be able to compete successfully with our existing competitors or with new competitors. Failure to continue competing successfully could adversely affect our business, financial condition and results of operations.

Some of the Company's competitors have been able to reduce production costs and have lowered the purchase prices of their products in an effort to attract customers. This has resulted in greater pricing pressures. Further consolidation could result in a loss of customers or more significant pricing pressures.

We are dependent on the availability of raw materials and parts and components used in our products.

While we solely distribute, and do not manufacture the parts and components used in our products, our suppliers require substantial amounts of raw materials and depend upon the timely supply and delivery of parts and components from their sources. The availability and prices from materials and parts and components may be subject to curtailment or change due to, among other things, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. Any change in the supply of, or price for, these raw materials or parts and components could materially affect our business, financial condition and results of operations.

Decreased availability or increased costs of raw materials or energy costs could increase the Company's costs of obtaining and distributing product. The Company's operations and those of its suppliers are subject to hazards and other risks, any of which could interrupt production or operations or otherwise adversely affect the Company's performance, results, or value

The Company's operations and those of its suppliers are subject to business continuity and other risks, including, but not limited to:
*	explosions, fires, inclement weather and disasters;
*	mechanical failures;
*	unscheduled downtime;
*	labor difficulties;
*	an inability to obtain or maintain any required licenses or permits;
*	disruption of communications;
*	inability to hire or retain key management or employees;
*	loss of key executives; and
*	disruption of supplies and distribution.

The occurrence of any of these problems could cause disruption, delay, or otherwise adversely affect the productivity and profitability of a particular manufacturing facility, or the Company's operations as a whole, during and after the period of these operating difficulties. Furthermore, the Company is subject to present and future claims with respect to workplace exposure, workers' compensation and other matters. Although the Company maintains property and casualty insurance of the types and in the amounts that the Company believes are customary for its industries, the Company is not fully insured against all potential hazards incident to its business.

Significant movements in foreign currency exchange rates or change in monetary policy may harm our financial results.

We are exposed to fluctuations in foreign currency exchange rates, particularly with respect to the U.S. Dollar, the Euro, the Hong Kong dollar and the Yen. Any significant change in the value of the currencies of the countries in which we do business against the Euro could affect our ability to sell products competitively and control our cost structure, which could have a material adverse effect on our business, financial condition and results of operations.

The majority of our consolidated revenues in 2006 were generated in currencies other than the U.S. dollar, which is our reporting currency. We recognize foreign currency transaction gains and losses arising from our operations in the period incurred. As a result, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused and will continue to cause foreign currency transaction gains and losses, which historically have been material and could continue to be material. We cannot predict the effects of exchange rate fluctuations upon our future operating results because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates.

We also face risks arising from the imposition of exchange controls and currency devaluations. Exchange controls may limit our ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by our foreign subsidiaries or businesses located in or conducted within a country imposing controls. Currency devaluations result in a diminished value of funds denominated in the currency of the country instituting the devaluation and, if they occur or continue for significant periods, could adversely affect our earnings or cash flow.


      Item 1B.  Unresolved Staff Comments

       None.


	Item 2.  Description of Property

	The Company?s executive offices are located at 117 East 57th Street, Suite 21H, New York, New York 10022. The office at such location is in a condominium owned by Daniel C.K. Yu, the Chairman of the Board, and is occupied on a month-to-month basis. The Company pays no rent on the office space.

	In August 1997, the Company?s German subsidiary, Soligor GmbH, purchased the three-floor office building located at Schulze-Delitzsch Str. 7, D-70711, Leinfelder, Echterdingen, Germany, for DM 1,628,000. The ground floor of such office building serves as the warehouse facility.


	Item 3.  Legal Proceedings

	In September of 2006, the Securities and Exchange Commission, Division of Enforcement initiated an administrative proceeding to revoke the registration of the Company for failure to file periodic reports with the Securities and Exchange Commission. In December of 2006, an Administrative Law Judge issued a decision ordering the revocation of the Company's registration. On January 24, 2007 the revocation of the Company's registration will become effective.


	Item 4.  Submission of Matters to a Vote of Security Holders

	None.


PART II

	Item 5.  Market for Common Equity and Related Stockholder Matters and Small
Business Issuer Purchases of Equity Securities

	The Company?s Common Stock, par value $.10 per share (the "Common Stock"), was traded on the American Stock Exchange (APH) until March 9, 1985 at which time it was delisted. To the best of the Company?s knowledge, there is no active trading market for the Common Stock. Accordingly, the Company is unable to obtain price information for the Common Stock.

	The number of record holders of the Common Stock as of October 18, 2006 is 802.

	No cash or stock dividends were paid during fiscal 2005 and 2006. The future payment by the Company of dividends, if any, is at the sole discretion of the Board of Directors and will depend upon the Company?s earnings, capital requirements and financial condition, as well as other relevant factors. The Company is not contractually restricted in its ability to pay dividends.


	Item 6.  Management?s Discussion and Analysis

	The following discussion and analysis should be read in conjunction with our Financial Statements and the notes thereto appearing elsewhere in this Annual Report as Item 7. This Annual Report on Form 10-KSB contains statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We caution you that forward-looking statements are not guarantees of future performance, developments or events; such statements identify important risks and uncertainties; and actual results, developments and events may differ materially from those in the forward-looking statements as a result of various factors, including those set forth under the caption "Risk Factors." We disclaim any responsibility to update the forward looking statements contained herein. Please refer to "Forward Looking Statements" on page 3 of this Annual Report.

	Critical Accounting Policies and Estimates

	Management's discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, or the "Financial Statements", included in Item 7 of this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including, but not limited to, those related to accounts receivable, inventories, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time the estimates are made. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations are discussed below.

	Concentrations of credit risk

	Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company engages in the sale of photographic equipment to customers, the majority of whom are in the retail industry. Concentration of credit accounts receivable from one industry is limited due to the diverse group of distributors to whom the Company sells. Also, the Company attempts to minimize credit risk by reviewing all customers? credit history before extending credit, and by monitoring customers? credit exposure on a regular basis. The Company established an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.

	Inventory

	Inventory, which consist only of finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

	Revenue recognition

	Revenue is recognized upon shipment to customers.

     	Selected Financial Data



Year Ended
Feb. 28, 2006
Year Ended
Feb 28, 2005
Income Statement Data


     Net Sales
$4,779,802
$5,358,164
     Average Number of Outstanding Shares
4,207,379
4,207,379
     Net Loss Per Share
$(0.12)
$(0.07)
     Cash Dividends
None
None



Balance Sheet Date


     Total Assets
$2,280,730
$2,433,842
     Working Capital
$(2,503,658)
$(1,968,202)
     Long-Term Obligations
$88,671
$198,068
     Shareholders' Deficit
$(1,655,515)
$(1,213,618)

	Results of Operations

	The Company?s net sales decreased in fiscal 2006 by $578,362 to $4,779,802 from $5,358,164 in the prior year. As adjusted for the fluctuating exchange rate of the U.S. Dollar and the Euro, the sales for fiscal 2006 actually decreased by ?390,494 to ?3,891,211 from ?4,281,705 in the prior year. This decline is

	Cost of Sales

	As a percentage of sales, the Company?s cost of sales increased to 68.4% in fiscal 2006 from 66.7% in 2005. The main reason for the increase was the fluctuation of exchange rate of the Euro and Asian currencies.


	Operating Expenses

	The Company?s total selling, general and administrative expenses decreased by $41,336 to $2,065,987 from $2,107,323 the previous year, as a result of decreased Soligor GmbH operating expenses through the reduction of marketing expenses. Advertising expenses for the Company and its subsidiaries were reduced by 28 percent to approximately $197,000. All material elements of the Company's operating expenses are drawn from Soligor GmbH. The Company incurred immaterial expenses in both fiscal 2006 and in fiscal 2005 in connection with maintaining a New York office.

       Taxes on Income

       The Company paid no income taxes in fiscal 2006. The Company and its domestic subsidiaries have net operating loss carry forwards of approximately $9,301,000, which is available to offset future domestic income through 2026. The deferred tax assets resulting from possible utilization of the net operating loss carry forwards have been offset by a valuation reserve of the same amount because of uncertainty of future realization.

       Summary

       In fiscal 2006, due to a weaker Euro as compared to the Japanese yen and other Asian currencies, higher purchasing costs of products and reduced sales revenue resulted in a net loss of $504,777 compared to $300,469 in the prior year.

Liquidity and Capital Resources

       The Company?s working capital at February 28, 2006 was $(2,503,658) and was $(1,968,202) at February 28, 2005. The ratio of current assets to current liabilities was 1 to 2.86 at February 28, 2006, and 1 to 2.33 at February 28, 2005.

       Net cash used in operating activities was $110,706 in fiscal 2006, a 147% increase over net cash used in operating activities of $44,808 in fiscal 2005.

       There will be no commitment of capital expenditures in fiscal 2007. Net capital expenditures in fiscal 2006 was immaterial. In fiscal 2005, capital expenditures of approximately $44,000 were utilized in the repair of a roof at the Soligor GmbH facility in Germany.

       Net cash repayments to banks of $163,548 to banks in fiscal 2006 compared favorably to net borrowing from banks of $22,372 in fiscal 2005.
The Company believes its cash flow, working capital, internally generated funds and the funds available under its line of credit are sufficient to meet its current working capital needs.

       As of February 28, 2006, the Company had access to several lines of credit through Commerz Bank, Dresdner Bank and Hypo-Verins Bank, which aggregate to approximately $889,000. The lines of credit are collateralized by substantially all of the inventory and accounts receivable of the Company.




       Contractual Obligations and Commercial Commitments

	As of February, 2006, our primary contractual obligations, which consist primarily of bank loans and related party debt (both payable on demand) and mortgage and operating lease payments, are as follows:

Payments due by period
Contractual obligations
Total
Less than 1 year
1-3 years
3-5 years
More than 5 years
Bank Loans
$ 737,029
$ 737,029
-
-
 -
Operating Leases
$ 64,654
$ 33,046
$ 31,608
-
-
Mortgage
$ 177,342
$ 88,671
$ 88,671
199,025
-
Related Party Debt
$ 2,601,134
$ 2,601,134
-
-
-
Total
$ 3,580,163
$ 3,459,880
$ 120,279
$ 199,025
$ 0


Recent Accounting Pronouncements

In November 2004, the FASB issued Statement of Financial Accounting
Standard No. 151, ?Inventory Costs.? No. 151 amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company adopted No. 151 at the beginning of fiscal 2006, and the adoption did not have a material effect on the Company?s consolidated financial position or results of operations.

In December 2004, the FASB issued Statement of Financial Accounting
Standard No. 123 (revised 2004), ?Share-Based Payment.? This Statement replaced FASB Statement No. 123 and superseded APB Opinion No. 25. No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company. No. 123(R) requires such transactions be accounted for using a fair-value-based method that would result in expense being recognized in the Company?s financial statements. The Company adopted No. 123(R) at the beginning of fiscal 2006, and the adoption did not have a material effect on the Company?s consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, ?Accounting for Conditional Asset Retirement Obligations.? This interpretation states that the term ?conditional asset retirement obligation?, as used in paragraph A23 of SFAS No. 143, refers to a legal obligation to perform an asset retirement in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement obligation is unconditional even though uncertainty exists about the timing and (or) method of settlement.
The Company adopted Interpretation No. 47 at the beginning of fiscal 2006, and the adoption did not have a material effect on the Company?s consolidated financial position or results of operations.

In May 2005, the FASB issued Statement of Financial Accounting
Standards No. 154, ?Accounting Changes and Error Corrections.? No. 154 replaces Accounting Principles Board Opinion No. 20, ?Accounting Changes,? and FASB Statement No. 3, ?Reporting Accounting Changes in Interim Financial Statements,? and changes the accounting for and reporting of a change in accounting principle. The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement when specific transition provisions are not provided. The Statement requires retrospective application to prior periods? financial statements for changes in accounting principle, unless it is impracticable to determine the period specific or cumulative effect of the change. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," ("FIN 48") an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertain income tax positions that are recognized in a company?s financial statements. FIN 48 also provides guidance on financial statement classification, accounting for interest and penalties, accounting for interim periods and new disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of adoption of FIN 48 on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, ?Fair Value Measurements.? This statement provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. It also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. The statement is effective for the Company?s 2008 fiscal year, although early adoption is permitted. The Company has not yet determined the impact of adoption on its consolidated financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, ?Employers? Accounting for Defined Benefit Pension and Other Postretirement Plans,? an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an entity to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur in other comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. The requirement to recognize the funded status of a defined benefit postretirement plan and the disclosure requirements are effective for fiscal years ending after December 15, 2006. Since the Company does not have a defined benefit plan, the adoption of SFAS 158 is not expected to have a material impact on the Company?s financial position, results of operation or cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No.
108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company is reviewing SAB No. 108 to determine what effect, if any, its adoption will have on the Company?s consolidated financial statement presentation and disclosures.


Item 7. Financial Statements

This information is contained on Pages F-1 through F-17 hereof.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Holtz Rubenstein Reminick LLP has been retained to serve as registered accountant for the Company for the fiscal years 1999 to 2006, effective October 21, 2005. The Company dismissed BDO Seidman, LLC several years ago.


Item 8A.  Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.  The Company?s management, with the participation of its principal executive officer (Ms. Poon Sau Lan, President) and principal financial officer (Ms. Wong May Bo, Vice President, Chief Financial Officer and Secretary), has reviewed and evaluated the Company's disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15e) as of December 15, 2006. Based on that evaluation, the Company's management, including its principal executive and financial officers, has concluded that the Company's disclosure controls and procedures were not effective in ensuring the timely reporting of information along the SEC's rules and forms. The Company's management has been addressing the issue, rectifying past reporting deficiencies and has instituted disclosure controls and procedures, effective as of August 1, 2006 to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to the Company?s management, including its principal executive officer and its principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in internal control over financial reporting.  The Company failed to timely file numerous reports from 1999 to 2006. In an effort to ensure more effective controls and financial reporting, the Company instituted an initiative whereby it retained legal counsel, new U.S. accountants, new U.S. auditors, and new management with a focus on filing report that are previously delinquent.


Item 8B.  Other Information

None.


PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance

Each of the following individuals was a director of the Company as of February 28, 2006.

Name
Director
Since
Age
Position with the Company
Business Experience During the Past Five Years
Other Public Directorships
Mr. Daniel C.K. Yu
1986
70
Chairman and Director of the Company
Director of Maxwell Electronics, Ltd.
Mr. Robert I.
Campbell
1988
58
Director of the Company
President of Strathededen Investment Ltd. Of
Monrovia, Liberia
Solicitor & Notary Public qualified in
England, Wales, Hong Kong and Australia
Mr. Stephen Lai
1986
53
President and Director of the Company

The term of office of each director will continue until the next annual meeting of stockholders or until his earlier death, resignation or removal.

The executive officers of the Company as of February 28, 2006 , together with their ages are:

Name
Age
Office
Mr. Stephen Lai
53
President

Mr. J. Chau
42
Vice-President, Chief Financial
Officer and Secretary

Item 10.  Executive Compensation

The following table sets forth the compensation paid or accrued by the Company during the three fiscal years ended February 28, 2006, February 28, 2005 and February 29, 2004 to the Company?s President. For the fiscal years ended February 28, 2006, February 28, 2005, and February 29, 2004, no executive officer received cash compensation in excess of $100,000.

       Summary Compensation Table

Name and Principal Position
Year
Salary
Bonus
Other
Mr. Steven Lai (President)
2006
$3,000
$0
$0
Ms. Steven Lai (President)
2005
$3,000
$0
$0
Ms. Steven Lai (President)
2004
$3,000
$0
$0



Mr. J. Chau (VP, CFO and Secretary)
2006
$0
$0
$0
Mr. J. Chau (VP, CFO and Secretary)
2005
$0
$0
$0
Mr. J. Chau (VP, CFO and Secretary)
2004
$0
$0
$0

       The Company also pays an annual service fee of $3,000 to members of the Advisory Council of Soligor GmbH and a service fee of $3,000 to directors of the Company.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

       The following table sets forth certain information as of October 18, 2006 based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each executive officer and director of the Company, and (iii) all officers and directors of the Company as a group. Except as otherwise indicated each beneficial owner has sole voting and investment power over such owner?s shares.

Name
Shares
Percent
of Class
AIC Investment Ltd., Hong Kong
3,267,361
77.7
Estate of Rose Silverman, Forest Hills, NY
424,851
10.1
All Directors and Officers as a group (five persons)
0*
0*

       Compliance with Section 16(a) of the Exchange Act

       Section 16(a) of the Securities Exchange Act of 1934 requires the Company?s officers and directors and persons who own more than ten percent of a registered class of the Company?s equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on the Company?s review of the copies of such forms received by it during the Company?s fiscal year ended February 28, 2006, the Company believes that all filing requirements applicable to the reporting persons were complied with.

       * - Does not include 3,267,361 shares owned by AIC Investment Ltd., Hong Kong, which is indirectly controlled by Daniel C.K. Yu, chairman of the Board and a Director of the Company.

      Item 12.  Certain Relationships and Related Transactions

       In 1986, the Company began purchasing flashes and winders for cameras to be marketed by the Company and Soligor GmbH under the name of Soligor from Maxwell Electronics, Ltd. ("Maxwell"). Maxwell, a Hong Kong corporation all of whose shares are owned by Daniel C.K. Yu, Chairman of the Board, principal shareholder and a Director of the Company. Mr. Yu is also the sole shareholder of AIC Investment Ltd., a Hong Kong corporation which owns 77.6% of the Company?s Common Stock. In the period from 1986 to March 1989, Maxwell extended financing to the Company and, as of February 28, 2006, was owed an aggregate of $2,390,805 by the Company, including accrued interest of $161,628.





      Item 13.  Exhibits

(a) EXHIBITS

3(i)
Certificate of Incorporation of the Company, incorporated by reference to Exhibit 3(a) to the Company?s Registration Statement No. 2-29168.

3(ii)
Certificate of Amendment to Certificate of Incorporation of the Company incorporated by reference to the Company?s Annual Report on Form 10-K for the fiscal year ended February 28, 1988.
3(iii)
Certificate of Renewal and Revival of Charter dated June 7, 2006 and changing the name of the Company from "AIC International, Inc." to "Soligor International, Inc.".
3(iv)
By-Laws of the Company, incorporated by reference to Exhibit 3(b) to the Company?s Registration Statement No. 2-29168.
21
Subsidiaries of the Small Business Issuer.
27
Financial Data Schedule
31.1
Certification Pursuant to Rule 13a-14(a) Under the Exchange Act
31.2
Certification Pursuant to Rule 13a-14(a) Under the Exchange Act
32.1
Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



(b)(1)   REPORTS ON FORM 8-K

       None.

      Item 14.  Principal Accountant Fees and Services


Years Ended February 30,

2006

2005
Audit Fees
 $   74,500

 $   32,250
Audit-related Fees
             -

             -
Tax Fees
             -

             -
Other Fees
             -

             -

 $   74,500

 $   32,250





SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       SOLIGOR INTERNATIONAL, INC.
       (f/k/a AIC International, Inc.)
       Registrant

       By: /s_PS Lan________________
       -----------------------------
       Poon Sau Lan, President


Dated:  January 22, 2007

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature
Title
Date

/s DCK Yu
Daniel C.K. Yu
Director and
Chairman of the Board
January 22, 2007

/s PS Lan
Poon Sau Lan
President
January 22, 2007

/s WM Bo
Wong May Bo
Vice-President, Chief
Financial Officer and
Secretary
January 22, 2007

/s G DeMouthe
Grace DeMouthe
Director
January 22, 2007

/s R Campbell
Robert Campbell
Director
January 22, 2007




















SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2006















SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
AND SUBSIDIARIES

TABLE OF CONTENTS

FEBRUARY 28, 2006






	Page

Consolidated Financial Statements:

	Consolidated Balance Sheet	F4

	Consolidated Statements of Operations	F5

	Consolidated Statements of Changes in Stockholders? Deficit	F6

	Consolidated Statements of Cash Flows	F7

	Notes to Consolidated Financial Statements	F8-F18



Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Soligor International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Soligor International, Inc, (formerly "AIC International, Inc.") and Subsidiaries as of February 28, 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the two year period ended February28, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Soligor International, Inc, and Subsidiaries as of February 28, 2006 and the results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.




Melville, New York
December 14, 2006



SOLIGOR INTERNATIONAL, INC. (formerly ?AIC INTERNATIONAL, INC.?)
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

FEBRUARY 28, 2006



		ASSETS
Current assets:
	Cash		$	105,488
	Trade receivables, less allowance for doubtful accounts of $32,000		400,140
	Inventory		769,608
	Prepaid expenses and other current assets		68,680

		Total current assets		1,343,916

	Property and equipment, less accumulated depreciation		936,814

		Total assets	$	2,280,730


		LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
	Bank loans payable and current portion of long-term debt	$	825,700
	Accounts payable		221,079
	Accrued expenses and other current liabilities		199,661
	Due to related party		2,601,134

		Total current liabilities		3,847,574

Long term liabilities:
	Long term debt, net of current portion		88,671

		Total liabilities		3,936,245

Stockholders' deficit
	Capital stock, $.10 par ?
		Shares authorized, 10,000,000;
		Issued, 4,244,879		424,488
	Additional paid in capital		6,719,500
	Accumulated Deficit		(8,983,764)
	Accumulated other comprehensive income		296,761
	Treasury stock, at cost - 37,500 shares		(112,500)

		Total stockholders' deficit		(1,655,515)

		Total liabilities and stockholders' deficit	$	2,280,730


SOLIGOR INTERNATIONAL, INC. (formerly ?AIC INTERNATIONAL, INC.?)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED FEBRUARY 28, 2006 AND 2005



		2006			2005

Net sales	$	4,779,802	$	5,358,164

Cost of sales		(3,268,902)		(3,572,045)

Gross profit		1,510,900		1,786,119

Operating expenses
	Selling, general and administrative expenses		2,065,987		2,107,323

Loss from operations		(555,087)		(321,204)

Other income (expense):
	Rental income		19,514		13,180
	Foreign exchange gain (loss)		18,558		(7,531)
	Interest income		12,238		5,086

Net loss	$	(504,777)	$	(300,469)

Loss per share - basic and diluted	$	(0.12)	$	(0.07)
Weighted average number of shares outstanding		4,207,379		4,207,379

Comprehensive loss
	Net loss	$	(504,777)	$	(300,469)
	Foreign currency translation adjustment		62,880		48,569
	Total comprehensive loss	$	(441,897)	$	(251,900)





SOLIGOR INTERNATIONAL, INC. (formerly ?AIC INTERNATIONAL, INC.?)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

YEARS ENDED FEBRUARY 28, 2006 AND 2005



										Accumulated
		Total						Additional			Other
		Stockholder?s			Common			Paid In			Comprehensive		Accumulated			Treasury
		Deficit			Stock			Capital			Income			Deficit			Stock


Balance ? March 1, 2004	$	(961,718)
$	424,488	$	6,719,500
$	185,312	$	(8,178,518)
$	(112,500)

Net Loss	$	(300,469)
         -     		             -
             -     		(300,469)
            -

Foreign currency
  translation adjustment	$	48,569
             -     		             -     		48,569
	             -
          -

Balance - February 28, 2005	$	(1,213,618)
$	424,488	$	6,719,500
$	233,881	$	(8,478,987)
$	(112,500)



Balance - February 28, 2005	$	(1,213,618)
$	424,488	$	6,719,500
$	233,881	$	(8,478,987)
$	(112,500)

Net Loss	$	(504,777)
             -     		             -
	             -     		(504,777)
             -

Foreign currency
  translation adjustment	$	62,880
             -     		             -
	62,880		             -     		             -

Balance - February 28, 2006	$	(1,655,515)
$	424,488	$	6,719,500
$	296,761	$	(8,983,764)
$	(112,500)



SOLIGOR INTERNATIONAL, INC. (formerly ?AIC INTERNATIONAL, INC.?)
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED FEBRUARY 28, 2006 AND 2005



		2006			2005

Cash flows from operating activities:
	Net loss		$	(504,777)	$	(300,469)
	Items in net loss not involving cash:
		Depreciation		18,153		20,585
	Increase (decrease) in cash from changes
	  in operating assets and liabilities
		Accounts receivable		(70,235)		131,575
		Inventories		184,443		156,624
		Prepaid expenses and other current assets		19,706		21,589
		Accounts payable		213,560		(11,482)
		Accrued expenses and other current liabilities		28,444		(63,233)

Net cash used in operating activities		(110,760)		(44,808)

Cash flows from investing activities:
	Acquisition of property and equipment		(2,315)		(43,800)
Net cash used in investing activities		(2,315)		(43,800)

Cash flows from financing activities:
	Net increase (decrease) in loans payable		(163,548)		22,372
	Due to related party		210,329		116,361
Net cash provided by financing activities		46,781		138,736

Effect of exchange rate on changes in cash		62,880		48,569

Net increase (decrease) in cash		(3,360)		98,697


Cash at beginning of year		108,848		10,151


Cash at end of year	$	105,488	$	108,848


Supplemental disclosure of cash flow information:
	Interest paid	$	87,351	$	101,722




SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.	Nature of Business:

Soligor International, Inc., and its subsidiaries
(collectively the Company) are engaged in the importation, merchandising and wholesale of distribution photographic equipment. Currently, the Company's operations are conducted exclusively in Germany, through Soligor GmbH, Foto.Optik Elektronik (Soligor GmbH), a wholly-owned subsidiary of the Company. The Company does not presently conduct any other business activities.

The Company is a 77.6% owned subsidiary of AIC Investments, Ltd.
which is a wholly-owned subsidiary of Maxwell Electronics, Ltd.

Since 1989, the Company?s domestic activities were comprised of maintaining a small administrative office with a minimal staff.

Effective June 2006, the AIC International, Inc. changed its name to Soligor International, Inc.


2.	Summary of Significant Accounting Policies:

(a)	Basis of consolidation

The consolidated financial statements
include the accounts of AIC International, Inc. and its subsidiaries (all wholly-owned), with the exception of its immaterial Japanese subsidiary.

(b)	Property, equipment and depreciation

Property and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets ranging from 3 to 50 years.

(c)	Concentrations of credit risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. The Company engages in the sale of photographic equipment to customers, the majority of whom are in the retail industry. Concentration of credit accounts receivable from one industry is limited due to the diverse group of distributors to whom the Company sells. Also, the Company attempts to minimize credit risk by reviewing all customers? credit history before extending credit, and by monitoring customers? credit exposure on a regular basis. The Company established an allowance for accounts receivable based upon factors surrounding the credit risk of specific customers, historical trends and other information.



SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.Summary of Significant Accounting Policies (Continued):

(d)	Use of estimates
In preparing financial statements in conformity with generally accepted accounting principles, in the United States of America, management is required to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

(e)	Inventory
Inventory, which consist only of finished goods, is valued at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

(f)	Product warranties
The Company sells its products with warranties ranging from one to five years. The estimated cost of repairs under existing warranties has been provided for in the consolidated financial statements.

(i)	Advertising costs
The Company expenses advertising costs when they are incurred.
Advertising expense for the years ended February 28, 2006 and 2005 approximated $197,000 and $273,000, respectively.

(j)	Net loss per share
The Company computes net loss per common share using SFAS No. 128 Earnings Per Share. Basic loss per common share is computed based on the weighted average number of shares outstanding for the period. Diluted loss per share is computed by dividing net loss by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at February 28, 2006 and 2005.

(k)	Treasury stock
The Company accounts for acquisitions of treasury stock under the cost method. Treasury stock is recorded as a separate component of stockholders? equity at cost, and paid-in capital accounts are not adjusted until the time of sale, retirement or other disposition.

(l)	Statement of cash flows
For purposes of the statement of cash flows, the Company considers all highly liquid accounts with a maturity of three months or less as cash equivalents.


	SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
	AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued):

(m)	Revenue recognition

Revenue is recognized upon shipment to customers.

(n)	Risks and uncertainties

The Company operates in an industry that is highly competitive and subject to technological change. The Company?s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a business, including the potential risk of business failure.

(o)	Foreign currency translations

The Company?s functional currency of its operating subsidiary is the Euro. The Company?s reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

i)	Monetary assets and liabilities at the rate of exchange
in effect at the balance sheet date,
ii)	Non-monetary assets and liabilities, and equity at
historical rates, and
iii)	Revenue and expense items at the average rate of
exchange prevailing during the period.

Gains and losses on re-measurement are included in determining net income for the period.

Translation of balances from the functional currency into the reporting currency is conducted as follows:

i)	Assets and liabilities at the rate of exchange in effect
at the balance sheet date,
ii)	Equity at historical rates, and
iii)	Revenue and expense items at the average rate of exchange
prevailing during the period.

Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders? equity as a component of comprehensive income or loss. Upon sale or liquidation of the net investment in the foreign entity the amount deferred will be recognized in income.

(p)	Shipping and handling
The Company?s shipping and handling costs aggregating $186,209 and $150,523 are included in cost of sales for the years ended
February 28, 2006 and 2005, respectively, in accordance with Emerging Issues Task Force (?EITF?) No. 00-10 ?Accounting for Shipping and
Handling Fees and Costs?.




SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
	AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued):

(q)	Comprehensive income
Other comprehensive income refers to revenues, expenses, gains and losses that under U.S. generally accepted accounting principles are included in comprehensive income but are excluded from net income loss as these amounts are recorded directly as an adjustment to stockholders? equity. The Company?s other comprehensive income is primarily comprised of foreign currency translation.

(r)	Income taxes
Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

(s)	Fair value of financial instruments
The Company?s financial instruments consist of cash, accounts receivable, accounts payable, amounts due to related party and loans payable. Unless otherwise noted, it is management?s opinion that this Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

(t)	Derivative financial instruments
The Company was not a party to any derivative financial instruments during the reported fiscal periods.

(u)	Segment reporting
SFAS No. 131, ?Disclosures about Segments of an Enterprise and Related Information,? changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.
The Company currently operates in one primary segment, Germany.




SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
	AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.	Summary of Significant Accounting Policies (Continued):

(v)	Accounting for the impairment of long-lived assets
The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances carrying amount of an asset may not be recoverable.

(w)	Recent accounting pronouncements
In September 2006, the FASB issued SFAS No. 158, ?Employers? Accounting for Defined Benefit Pension and Other Postretirement
Plans ? an amendment of FASB Statements No. 87, 88, 106 and 132(R)? (?SFAS 158?). SFAS 158 requires as employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, ?Employers? Accounting for Pensions?, or SFAS 106 ?Employers? Accounting for Postretirement Benefits Other Than Pension?, (c) measure defined benefit plan assets and obligations as of the date of the employer?s fiscal year end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company?s fiscal year ending February 28, 2007. Since the Company does not have a defined benefit plan, the adoption of SFAS 158 is not expected to have a material impact on the Company?s financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurement? (?SFAS 157?). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements.
This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS
157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on October 1, 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company?s financial position, results of operation or cash flows.


	SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
	AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued):

(w)	Recent accounting pronouncements (continued)

In September 2006, the Securities and Exchange Commission issued
Staff Accounting Bulletin No. 108 (?SAB No. 108?), ?Considering the Effects of Prior Year Misstatements when Quantifying Current
Year Misstatements.? SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for the fiscal year beginning November 15, 2006.
The Company is reviewing SAB No. 108 to determine what effect, if any, its adoption will have on the Company?s consolidated financial statement presentation and disclosures.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109.?
FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company?s future reported financial position or results of operations.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets
(?SFAS No. 156?), which amend FASB Statement No. 140 (?SFAS No. 140?). SFAS 156 may be adopted as early as January 1, 2006, for calendar year end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify effects to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS 156 is not expected to have a material impact on the Company?s financial position, results of operations or cash flows.




SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
	AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Summary of Significant Accounting Policies (Continued):

(w)	Recent accounting pronouncements (continued)

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial
Instruments (?SFAS No. 155?), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (?SFAS No. 133?) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (?SFAS No. 140?). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS 155 is not expected to have a material impact on the Company?s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS 154, ?Accounting Changes and
Error Corrections,? which replaces APB Opinion No. 20,
?Accounting Changes,? and supersedes FASB Statement No. 3,
?Reporting Accounting Changes in Interim Financial Statements ?
an amendment of APB Opinion No. 28.? SFAS 154 requires retrospective application to prior periods? financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement.
When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.












SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
	AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.	Property and Equipment:

Major classes of property and equipment are as follows:


Balance at			 Balance at
February 28,			February 28,
2005      	Additions	Disposals	     2006

Land			$ 493,000			$ 493,000
Buildings and improvements	502,175			502,175
Operational and office
  furniture and equipment	466,031	$   2,318	$ 31,075	437,274
Accumulated depreciation	  (508,544)	    (18,153)	  (31,072)	    (495,635)

Total			$ 952,652	$  (15,835)	$          3	$ 936,814



Balance at			 Balance at
February 29,			February 28,
2004      	Additions	Disposals	     2005

Land			$ 493,000			$ 493,000
Buildings and improvements	458,375	$   43,800		502,175
Operational and office
furniture and equipment	466,031		$    -      	466,031
Accumulated depreciation	  (487,970)	    (20,584)	      -      	    (508,554)

Total			$ 929,436	$   23,216	$    -      	$   952,652














SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
	AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.	Segmented Information:

Details on a geographic basis as at February 28, 2006 and 2005 are as follows:

Germany   	  Corporate  	     Total

2006:

Assets			$2,273,370	$     7,360	$2,280,730
Sales			4,779,802	               -	4,779,802
Loss for the year	(244,389)	(260,388)	(504,777)

2005:

Assets			$2,427,159	$     6,683	$2,433,842
Sales			5,358,164	               -	5,358,164
Loss for the year	(144,415)	(156,054)	(300,469)


5.	Income Taxes:

The Company has accumulated net operating losses for income tax purposes of approximately $9,301,000, which may be carried forward until 2026 and used to reduce taxable income of future years.
Details of future income tax assets:

February 28,	February 28,
      2006      	      2005

Future income tax assets:
Net operating losses	$ 9,301,000	$ 8,807,000

Effective US corporate tax rates	               35%	              35%
$ 3,255,000	$ 3,802,000
		   Valuation allowance	$(3,255,000)	$(3,802,000)
		$        -       	$        -

The potential future tax benefits of these losses have not been recognized in these financial statements due to uncertainty of their realization. When the future utilization of some portion of the carryforwards is determined not to be ?more likely than not,? a valuation allowance is provided to reduce tax benefits from such assets.





SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
	AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.	Income Taxes (Continued)

A reconciliation of income tax expense computed at the U.S.
Federal statutory rate of 35% and the Company?s effective tax rate for the years ended February 28, 2006 and 2005 are as follows:

							2006			2005

Federal income tax expense at statutory rate		(35)%		(35)%

Increase resulting from increase in valuation allowance		35		35

-   %		-   %


6.	Bank Loans and Long Term Debt:

Banks loans payable and long term debt consist of the following at February 28, 2006 and 2005:

2006			2005

Lines of credit with average interest
rates of 8.75% to 9.50%	$	737,029	$	780,815

Mortgage with an interest rate of 4.75% per
annum on land and building with payments
semi-annually through September 2007,
in the amount of $88,671		177,342		297,104
	914,371	1,077,919

Less current portion		825,700		879,851
$	88,671	$	198,069

As of February 28, 2006, the Company had available several lines of credit which aggregate approximately $889,000. The credit lines are collateralized by substantially all of inventory and accounts receivable of the Company.








SOLIGOR INTERNATIONAL, INC.
(formerly ?AIC INTERNATIONAL, INC.?)
	AND SUBSIDIARIES

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



	7.		Commitments and Contingencies:

The Company leases office, internet and security equipment, and motor vehicles under various operating leases.

	Future minimum lease payments are as follows:

	Year ending February 28,
	2007		$33,046
	2008		23,163
	2009		    8,445
			$64,655

Rent expense of the years ended February 28, 2006 and 2005, approximated $8,000 and $15,000, respectively.


8.	Related Party Transactions:

Due to related party consists of amounts owed to Maxwell Electronics, Ltd. which primarily arose from purchases of merchandise and accrued interest. Interest on this indebtedness is accrued at the prime rate of Hong Kong & Shanghai Banking Corp. Purchases from Maxwell Electronics, Ltd. for the years ended February 28, 2006 and 2005, approximated $20,000 in each year. Interest expense accrued for the years ended February 28, 2006 and 2005, were $161,628 and $116,365, respectively. In March 2006, Mr. Lai resigned as President and Director and was replaced by Ms. Grace DeMouthe. In July 2006, Ms. DeMouthe and Mr. Chau resigned from their offices and were replaced by Ms. Poon Sau Lan and Ms. Wong May Bo, respectively. Ms. DeMouthe remains a Director of the Company.




	-1-
Page F18


The accompanying notes are an integral part of the consolidated financial statements